Form 10-Q/A
period 1995-06-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1995-10-04
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                        FORM 10-Q/A No. 1

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

                 Commission File Number 0-15596

             SPECTRUM INFORMATION TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

           Delaware                           75-1940923
  (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         identification No.)

2700 Westchester Avenue, Purchase, New York     10577
 (Address of principal executive offices)     (Zip Code)

                         (914) 251-1800
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES    X     NO
                              -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, $.001 par value, 76,675,448 outstanding at August
10, 1995.

The Undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the fiscal quarter June 30, 1995 (the "Form 10-Q"), as set forth below.

1.  Part II.  Other information
    Item 6.   Exhibits and Reports on Form 8-K




Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          No.
          ---
          27   Financial Data Schedule

     B.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated
          April 27, 1995, which included: Item 5, "Other Items" reporting that the Company's Common Stock was delisted from the NASDAQ Stock Market.



                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:   October 3, 1995

                        SPECTRUM INFORMATION TECHNOLOGIES, INC.

                        By  /s/  Donald J. Amoruso
                            ----------------------------------
                            Donald J. Amoruso
                            Chief Executive Officer and
                            Chairman of the Board of Directors


                        By  /s/  Barry J. Hintze
                            ----------------------------------
                            Barry J. Hintze
                            Controller and
                            Principle Accounting Officer