Form 10-Q
period 1995-09-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1995-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________


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

                   YES     X           NO
                        -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, $.001 par value, 76,675,448 outstanding at November
10, 1995.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

                            (Debtors-in-Possession)

                                   FORM 10-Q

                              SEPTEMBER 30, 1995

                                     INDEX



PART I.  FINANCIAL INFORMATION                                  Page No.

Consolidated Balance Sheets                                          1

Consolidated Statements of Operations                                3

Consolidated Statements of Cash Flows                                5

Notes to Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                           20



PART II.  OTHER INFORMATION                                         25

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND MARCH 31, 1995



                                                    (Unaudited)
                                                  September 30,    March 31,
Assets                                                     1995         1995
----------------------------------------------------------------------------
(Amounts in thousands)

Current assets:
   Cash and cash equivalents                            $ 3,550      $ 3,442
   Marketable securities                                    905          785
   Accounts receivable, net                               6,870        5,793
   Inventories                                               59          377
   Prepaid expenses and other current assets                449          970
   Net assets of discontinued operations                  4,929        4,106
                                                          -----       ------
   Total current assets                                  16,762       15,473

Net property and equipment                                  405        1,270

Notes receivable-related parties                             91           91
Other assets                                                  -          850
Intangible assets, net                                      373        1,551
----------------------------------------------------------------------------
Total assets                                            $17,631      $19,235
                                                         ======       ======



       See accompanying notes to the consolidated financial statements.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                          CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1995 AND MARCH 31, 1995


                                                      (Unaudited)
                                                   September 30,    March 31,
Liabilities and Stockholders' Equity                        1995         1995

-----------------------------------------------------------------------------
                                                        (Amounts in thousands)


Current liabilities:
   Accounts payable                                      $   608     $    127
   Accrued liabilities                                     1,659          413
   Other current liabilities                               5,930        5,500
                                                          ------      -------
Total current liabilities                                  8,197        6,040
                                                          ------      -------
Deferred income                                               -           850
                                                          ------      -------
Liabilities Subject to Compromise:
   Accounts payable and accrued liabilities                1,481        1,554
   Reserve for litigation                                  4,719        4,719
   Reserve for restructuring                               2,158        2,158
   Net liabilities of discontinued operations                531        4,630
   Other liabilities                                         185          185
                                                          ------       ------
Total liabilities subject to compromise                    9,074       13,246
                                                          ------       ------
Total liabilities                                         17,271       20,136
                                                          ------       ------
Stockholders'equity:
Common Stock, $.001 par value, 110,000
  shares authorized; 76,675 issued                            77           77

Paid-in capital                                           63,961       63,961
Accumulated deficit                                      (63,283)     (64,443)
                                                         -------       ------
                                                             755         (405)
Treasury stock, 100 shares at cost                          (300)        (300)
Unrealized loss on marketable securities                     (95)        (196)
                                                          ------        -----
Total stockholders' equity                                   360         (901)

-----------------------------------------------------------------------------
                                                        $ 17,631     $ 19,235
                                                          ======       ======

       See accompanying notes to the consolidated financial statements.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                   Three Months              Six Months
                                  Ended Sept. 30,          Ended Sept. 30,
                               ---------------------     --------------------
                                    1995        1994        1995        1994
----------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)

Revenues:
   Licensing and
    other revenue               $    550     $   139     $ 1,379      $  432
   Merchandise sales, net            119         142         320         814
                                --------    --------     -------     -------
   Total revenues                    669         281       1,699       1,246
                                --------     -------     -------     -------
Operating costs and
 expenses:
   Cost of revenues                   68          23         191         317
   Selling, general
    and admin                      1,420       3,106       3,547       6,169
                                 -------     -------     -------     -------
Total operating costs
 and expenses                      1,488       3,129       3,738       6,486
                                 -------     -------     -------     -------

Operating loss                      (819)     (2,848)     (2,039)     (5,240)

Professional fees in
 connection with
 Chapter 11 filing                  (888)          -      (1,778)          -

Other income, net                  1,781          85       1,722          88
                                   -----      ------      ------      ------
Income(loss) from
 continuing operations                74      (2,763)     (2,095)     (5,152)
                                 -------      ------      ------      ------
Discontinued operations:
Income from operations
 of Spectrum
   Global                            445         210         716         411
Income from operations
 of Computer Bay                       -        (818)                 (1,076)
Gain on disposal of
 Computer Bay                          -           -       2,539           -
                                 -------     -------      ------      ------
Income from discontinued
 operations                          445        (608)      3,255        (665)
                                 -------     -------      ------      ------
Cumulative effect of
 change in accounting
 principle                             -           -           -         316

                                 -------     -------      ------      ------
Net income (loss)               $    519    $ (3,371)    $ 1,160    $ (5,501)
                                     ===     =======      ======     =======


Net income (loss) per
 common share:


Loss from continuing
 operations                     $      -    $   (.03)    $  (.02)   $   (.06)

Income (loss) from
 discontinued operations             .01        (.01)        .04        (.01)

Cumulative effect of
 change in accounting
 principle                             -           -           -           -
                               ---------   ---------   ---------    --------

Net income (loss)               $    .01    $   (.04)     $  .02    $   (.07)
                                   =====       =====       =====       =====

Weighted average
 shares outstanding               76,675      76,261      76,675      76,171
                                  ======      ======      ======      ======



       See accompanying notes to the consolidated financial statements.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors-in-Possession)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                             1995       1994
----------------------------------------------------------------------------
                                                       (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ 1,160     (5,501)
Adjustments to reconcile net income (loss)
 to net cash (used by)provided by operating
 activities:
   Depreciation and amortization                              223        276
   Unrealized gain (loss) on marketable
    securities                                                101          -
   Cumulative effect of change in accounting
    principle                                                   -       (315)
   Deferred income                                           (850)      (525)
   Writedown of furniture and equipment                       129          -
   Gain on disposal of Computer Bay                        (2,539)         -
   Gain on sale of building                                   (86)         -
   Gain on sale of Axcell                                  (1,616)         -
(Increase) decrease in:
      Accounts receivable                                  (1,077)       383
      Inventories                                              18        (68)
      Other assets                                          1,371       (434)
Increase (decrease) in:
   Accounts/notes payable,
   Accrued liabilities and
   other liabilities                                        2,157        (22)
Liabilities subject to compromise                             (73)         -
                                                            -----      -----
      Net cash used by continuing
       operations                                          (1,082)    (6,206)
      Net cash (used)provided by
       discontinued operations                             (1,798)     1,578
----------------------------------------------------------------------------
      Net cash used by operating
       activities                                          (2,880)    (4,628)
----------------------------------------------------------------------------
CASH FLOWS RELATING TO INVESTING ACTIVITIES:
   (Purchase) sale of marketable securities,net              (120)     3,349
   Purchase of property and equipment                         (40)       (62)
   Proceeds from sale of Axcell                             3,000          -
   Proceeds from sale of building                             734          -
                                                            -----      -----
      Net cash provided by continuing operations            3,574      3,287
      Net cash used by discontinued operations                (57)       (69)
----------------------------------------------------------------------------
      Net cash provided by investing activities             3,517      3,218
----------------------------------------------------------------------------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
   Proceeds from exercise of stock options
    and warrants                                                -        581
                                                            -----     ------
      Net cash provided by continuing operations                -        581
      Net cash used by discontinued operations                 (3)    (1,345)
----------------------------------------------------------------------------
      Net cash used by financing activities                    (3)      (764)
----------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                                  634     (2,174)
Cash and cash equivalents, unrestricted,
 beginning of period                                        4,409      3,865
                                                            -----     ------
Cash and cash equivalents, unrestricted,end
 of period                                                  5,043      1,691
Cash and cash equivalents, restricted, end
 of period                                                    291        269
----------------------------------------------------------------------------


Total cash and cash equivalents                           $ 5,334    $ 1,960
                                                            =====      =====
Supplemental disclosures of cash flow
 information:
Cash paid during the period for interest                  $     -    $     -

Cash paid during the year for income taxes                $     2    $     -



       See accompanying notes to the consolidated financial statements.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors in Possession)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995


1. Summary of Significant Accounting Policies

Business

      Spectrum Information Technologies, Inc. (the "Company" or "Spectrum") is a holding company with one continuing subsidiary; Spectrum Cellular Corporation, a Delaware corporation ("Spectrum Cellular"). The Company discontinued the operations of its Dealer Service Business Systems, Inc. subsidiary, a Delaware corporation d/b/a Data One ("Data One"), in fiscal 1994 and its Computers Unlimited of Wisconsin, Inc. subsidiary, a Wisconsin corporation d/b/a Computer Bay ("Computer Bay") in fiscal 1995. The Company sold its Spectrum Global Services, Inc. ("Spectrum Global")subsidiary during October 1995 (Note 7).

      Spectrum, through its Spectrum Cellular subsidiary, develops and licenses wireless data transmission technology and designs, markets and supervises the manufacturing of direct connect data communication products incorporating that technology. The Company's wireless data transmission technology utilizes an error-correction protocol permitting the reliable transmission of electronic data between two computers over cellular telephone networks and other wireless communication systems. The Company also provided, through its Spectrum Global subsidiary, telecommunication contract personnel to Fortune 1000 companies.

Bankruptcy Proceedings

      On January 26, 1995 ("Petition Date"), the Company and three of its four subsidiaries (Computer Bay, Data One and Spectrum Cellular) filed petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Eastern District of New York ("Chapter 11"). The Company, Data One and Spectrum Cellular, are herein called the "Debtors-in-Possession" and together with Computer Bay the "Debtors". Spectrum Global did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an
Unsecured Creditors Committee for Spectrum, Spectrum Cellular and Data One and another for Computer Bay. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay Chapter 11 to a case under Chapter 7 of the Bankruptcy Code ("Chapter 7") (Note 2), and an independent trustee is overseeing the liquidation of Computer Bay's assets. Spectrum and Spectrum Cellular are continuing to manage their affairs and operate their business under Chapter 11 as debtors-in-possession while formulating a plan of reorganization. The operations of Data One were discontinued as of December 31, 1994.

      Pursuant to section 362 of the Bankruptcy Code, the commencement of the Debtors' Chapter 11 case operates as an automatic stay, applicable to all entities, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Debtors that was or could have been commenced prior to commencement of the Debtor's Chapter 11 case, or to recover for a claim that arose before the commencement of the Debtors' Chapter 11 case; (ii) enforcement of any judgments against the Debtors that arose before the commencement of the Debtors' Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Debtors or to exercise control over property of the Debtors; (iv) the creation, perfection or enforcement of any lien against the property of the Debtors; (v) the taking of any action to collect, assess or recover a claim against the Debtors that arose before the commencement of the Debtors' Chapter 11 case; or (vi) the setoff of any debt owing to the Debtors that arose prior to the commencement of the Debtors' Chapter 11 case against a claim held by such creditor or party-in-interest against the Debtors that arose before the commencement of the Debtors' Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 case.

      Although the Debtors are authorized to operate their business as debtors-in-possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Unsecured Creditors' Committees may review and object to transactions involving the Company that are outside of the ordinary course of the Company's business, may consult with the Company concerning the administration of the Company's Chapter 11 case, and may participate in the formulation of a plan of reorganization. The Company is required to pay certain expenses of the Unsecured Creditors' Committees, including counsel and other professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

      For 120 days after the petition date, the Debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the plan is filed, no other party may file a plan of reorganization until 180 days after the petition date, during which period the Debtors have the exclusive right to solicit acceptance of the plan. On September 21, 1995, the Bankruptcy Court granted the Debtors' request to extend the filing of the plan of reorganization to January 26, 1996. The Company is currently working on formulating a plan of reorganization.

Basis of Presentation

      The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter
11 proceedings and circumstances relating to this event, including the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, achievement of profitable operations, the sale of non-core assets and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. While the Company is currently in the process of formulating a plan of reorganization, it continues to monitor expenses in order to conserve cash. During June and July 1995, the Company received $3,000,000 for the sale of a license to utilize certain patented technology and the related business (Note 6) and as a result of the sale, management has downsized the operations of Spectrum Cellular and sold its Dallas facility. During October
1995, the Company sold its Spectrum Global subsidiary for approximately $6,000,000, of which the net proceeds were approximately $4,572,000. In addition, as part of its plan of reorganization, the Company is looking to settle all significant litigation and seek equity capital. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the six months ended September 30, 1995 and the year ended March 31, 1995, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (see Bankruptcy Proceedings). The net liabilities of Spectrum, Spectrum Cellular and Data One, excluding intercompany payables of approximately $14,459,000, were approximately $4,570,000 at September 30, 1995.

Principles of Consolidation

      These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Data One, Spectrum Cellular, and Spectrum Global as of and for the three and six months ended September 30, 1995 and 1994. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7, on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. The Company discontinued the operations of its Data One subsidiary during fiscal year 1994 and its Computer Bay subsidiary during fiscal year 1995, and sold its Spectrum Global subsidiary during October 1995. All intercompany transactions have been eliminated.

      The unaudited interim consolidated financial statements have been prepared on a basis substantially consistent with the audited statements for the fiscal year ended March 31, 1995. Certain information and footnote disclosures normally included in financial statements were prepared in accordance with generally accepted accounting principles and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's annual report on Forms 10-K and 10-K/A for the fiscal year ended March 31, 1995.

      In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of September 30, 1995, and the results of its operations and its cash flows for the interim periods presented.

Cash, cash equivalents

      Cash and cash equivalents include the Company's cash balances and certificates of deposit that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

Inventories

      Inventories consist primarily of merchandise held for resale and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO") method.
Inventory is net of a valuation allowance of approximately
$100,000 at September 30, 1995 and March 31, 1995.

Property and Equipment

      Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the lesser of their estimated useful lives or the remaining term of the lease. The following is a summary of estimated useful lives:

            Building                      30 years
            Furniture, fixtures
              and equipment               5 to 7 years

      Improvements are capitalized and depreciated over the remaining useful life of the asset. Maintenance and repairs are charged to expense as incurred.

Income Taxes

      No provision for taxes has been made due to continuing losses from operations and net operating loss carryforwards.

Income (Loss) Per Common Share

      The computation of income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents were not included in the computation of weighted average shares outstanding because such inclusion would be anti-dilutive to income from continuing operations.

Reclassification

      Certain amounts as previously reported have been reclassified to conform to the September 30, 1995 presentation.


2.  Business Combinations, Acquisitions, and Dispositions

Computer Bay

      Due to Computer Bay's continuing losses and loss of market share, the Company officially closed down its Computer Bay subsidiary on January 25, 1995. Accordingly, Computer Bay has been reported as a discontinued operation, effective January 25, 1995 and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary. The Company's prior years' operating results have also been reclassified to reflect the discontinuation of Computer Bay.

      Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. As a further result of the conversion of Computer Bay to a case under Chapter 7, the Company has recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee has filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. Although there can be no assurance that the Debtors will be successful defending this claim, the Company does not believe there are grounds for such consolidation.

      The following table summarizes the net liabilities of Computer Bay for the periods presented:

                                               May 25,   March 31,
                                                  1995        1995
      ------------------------------------------------------------
                                             (Amounts in thousands)
      Cash                                      $  218     $   232
      Restricted cash                              291         288
      Accounts receivable                        1,078       1,080
      Income taxes receivable                      409         409
      Property and equipment                       100         100
      Other assets                                 129         129
      Accounts payable                          (3,368)     (4,864)
      Other liabilities                         (1,396)     (1,473)
                                               -------     -------

        Net liabilities                       $ (2,539)   $ (4,099)
                                                ======     =======

      The summary of Computer Bay's results of discontinued operations for the periods presented are as follows:


                Three Months ended             Six Months ended
                   September 30,                   September 30,
                ------------------            ------------------
                1995          1994            1995          1994
                ------------------            ------------------
                     (Amount in                     (Amount in
                      thousands)                    thousands)

Revenues         $ -       $20,218             $ -       $45,494
Net Loss           -          (818)              -        (1,076)


Data One

      Effective December 31, 1993, the Company adopted a plan to discontinue operations at Data One. The operations of Data One ceased on December 31, 1994. Accordingly, Data One has been reported as a discontinued operation effective December 31, 1993 and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary. The Company's prior years operating results have also been reclassified to reflect the discontinuation of Data One.

      The following table summarizes the net liabilities of Data
One for the periods presented:

                                               September 30,   March 31,
                                                        1995        1995
      ------------------------------------------------------------------
                                                   (Amounts in thousands)

      Cash                                           $    88     $    83
      Accounts Receivable                                 41          41
      Other assets                                         2           3
      Accounts payable                                  (144)       (144)
      Deferred income                                   (253)       (253)
      Reserve for discontinued operations               (158)       (175)
      Other liabilities                                 (107)       ( 86)
                                                     -------      ------
         Net liabilities                             $  (531)     $ (531)
                                                      ======      ======

Spectrum Global

      Effective October 17, 1995, the Company sold its Spectrum
Global subsidiary for approximately $6 million in cash.  Spectrum
Global has been reported as a discontinued operation for all periods presented.

      The following table summarizes the net assets of Spectrum
Global for the periods presented:


                                               September 30,   March 31,
                                                        1995        1995
      ------------------------------------------------------------------
                                                   (Amounts in thousands)

      Cash                                          $  1,187     $   651
      Accounts Receivable                              1,885       1,571
      Other Assets                                     2,257       2,285
      Accounts Payable                                  (282)       (316)
      Other Liabilities                                 (118)        (85)
                                                    --------     -------
      Net assets                                    $  4,929     $ 4,106
                                                       =====       =====


      The following table summarizes the results of discontinued operations of Spectrum Global for the periods presented:

                Three Months ended             Six Months ended
                   September 30,                   September 30,
                ------------------            ------------------
                1995          1994            1995          1994
                ------------------            ------------------
                     (Amount in                     (Amount in
                      thousands)                      thousands)

Revenues      $3,354        $2,007          $6,317        $4,037
Net Income       445           210             716           411


3.  Liabilities Subject to Compromise

      Liabilities subject to compromise are liabilities recorded by the Company as of the Petition Date that are expected to be compromised under a plan of reorganization (Note 1). The
Bankruptcy Court established the bar date by which claims against the Debtors must be filed if the claimants wish to receive distribution in Chapter 11 cases as September 7, 1995.

      Excluding the material litigation discussed herein (Note 5) and improperly filed claims by shareholders, approximately 308 claims were filed against the Company alleging approximately $5.4 million in creditors' claims. These claims primarily consisted of approximately: $1.7 million in claims by vendors; $855 thousand in claims by former employees based upon severance and employment agreements; $1.2 million in indemnification claims for legal fees and settlement of litigation by former employees; $784 thousand in claims arising from rejected leases; $554 thousand claimed by a Computer Bay financing company; and $314 thousand related to a prepaid Data One maintenance contract. Additionally, the Trustee appointed to administer the Computer Bay estate filed a claim alleging $4.4 million in damages. The Company, along with its outside counsel, is evaluating each of these claims and reconciling them to its books and records.

4.  Licensing Agreements

      During the quarter ended September 30, 1995 the Company signed one new non-exclusive licensing agreement pursuant to which it licensed the use of its patented technology. The license agreement entitles the Company to receive a non-refundable license fee as well as future royalties. During the quarter ended September 30, 1994, the Company signed one non-exclusive licensing agreement, pursuant to which it licensed the use of its patented technology. The license agreement entitles the Company to receive a non-refundable license fee as well as future royalties.

      At September 30, 1995, approximately $5,974,000 is included in trade and other receivables, to reflect the balance of the non-refundable license fees due under the licensing agreements. Additionally, $5,500,000 is included in current liabilities to reflect the payments which the Company will make in connection with mutual advertising agreements.

5.  Litigation

Bankruptcy Proceedings

      On January 26, 1995, the Debtors (Note 1) filed petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Eastern District of New York, Case Nos. 195_10690_260, 195_10691_260, 195_10692_260 and 195_10693_260. Spectrum Global
did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors for the Debtors other than Computer Bay and another for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate. The Computer Bay trustee has filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. Although there can be no assurance that the Debtors will be successful defending this claim, the Company does not believe there are grounds for such consolidation.

      Spectrum and Spectrum Cellular are continuing to manage their affairs and operate their businesses under Chapter 11 as debtors in possession while formulating a plan of reorganization. The operations of Data One were discontinued as of December 31, 1994. By order of the Bankruptcy Court, the bar date for filing proofs of claim in the Chapter 11 proceedings was established as September 7, 1995.

Other Legal Proceedings

      The Company is involved in various litigations, the most significant of which are discussed herein.

      The Company, certain of its former officers and directors, one current officer and two employees are defendants in certain of these matters. All of the proceedings discussed below in which the Company is named as a defendant or respondent (other than those pending in the Bankruptcy Court) are stayed pursuant to the automatic stay provisions of the Bankruptcy Code, as discussed above. The Company hopes to use the bankruptcy process to resolve pending litigation. These actions are not stayed, however, against defendants other than the Company. The Company has informed former officers and directors and employees of the Company to whom it has been paying legal expenses related to these proceedings prior to the Bankruptcy filing that it would no longer be paying these expenses. The Company has directed these individuals to seek reimbursement directly from the Company's insurance providers. The Company intends to seek Bankruptcy Court approval for payment of limited legal fees incurred by certain present employees.

Securities Related Legal Proceedings

      On February 9, 1994, the class action filed against the Company, and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation; United States District Court For the Eastern District of New York; Civil Action No. 93-2295) (the "Class Action") was supplemented to extend the end of the class period from May 21, 1993 to February 4, 1994, to add additional claims against the Company and the individual defendants, and to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain sub-classes have been certified. A similar putative class action filed in the United States District Court of the Southern District of Texas has been transferred and consolidated with the Class Action.

      The plaintiffs in the Class Action claim to have purchased the Company's securities at prices which the Company and the individual defendants allegedly artificially inflated by, among other things: (i) misrepresenting the potential value of the patent license agreement the Company entered into with AT&T; (ii) improperly accounting for revenues and expenses in connection with certain license and advertising agreements; (iii) failing to disclose the existence of an inquiry initiated by the Securities and Exchange Commission ("SEC"); and (iv) making statements regarding the employment of John Sculley. In addition, there are claims against certain of the individual defendants for improper insider trading. The class plaintiffs have filed a proof of claim alleging $676 million in damages. The Company's former management, based on the advice of its then counsel, believed it had good and meritorious defenses to the claims against it. The Company's new management, along with its new counsel, are involved in the ongoing process of evaluating the pending litigation. While the effect of the bankruptcy filing and likely outcome of these claims are uncertain at this time, the Company hopes to use the bankruptcy process to assist it in reaching a resolution to this and other litigation.

      On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served a class action complaint. The complaint asserts that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993, to correct inaccurate accruals of certain items into income. For pre-trial purposes, this litigation has been consolidated with the Class Action described above.

      In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. The Company believes that a focus of the investigation relates to accounting and disclosure issues with respect to certain of the patent license and advertising agreements it entered into during fiscal 1994. The Company is cooperating fully with the investigation.

      The accounting treatment at issue in the investigation, which had been implemented after consultation with the Company's previous outside auditors and had been disclosed in the Company's quarterly filings with the SEC, was revised by the Company when it voluntarily restated its earnings on February 7, 1994.

      In October 1994, two individuals commenced an action against two of the Company's former officers and directors Silverberg, et. al. v. Sculley, et. al., in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 111206. The claims against the former officers and directors include breach of fiduciary duty, breach of covenant of good faith and fair dealing, deceit and misrepresentation, negligent misrepresentation, mismanagement and gross negligence. The complaint was subsequently amended and the Company is determining whether it was properly served prior to the petition date.

      In March 1995, Peter Caserta, Spectrum's former chief executive officer and chairman of the Board, Howard Schor, a former employee, John Bohrman, a former director, James Paterek, former president of Spectrum Global (which was sold by Spectrum in October), and six other non-Company employees were indicted on charges of mail and wire fraud relating to activities of the Caserta Group. The United States Attorney's Office for the Eastern District of New York also informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current CEO and Board of Directors. The Company is cooperating fully with the investigation.

Patent Related Proceedings

      During August 1994, Megahertz Corporation filed a Demand for Arbitration with the American Arbitration Association in Salt
Lake City, Utah, Case No. 81 184 0008194 seeking a determination as to whether royalty payments by Megahertz were temporarily abated under the terms of a license agreement between Megahertz and Spectrum. Megahertz, in its arbitration request, asked for a determination of whether the Company has achieved certain licensing objectives and/or undertaken defined patent enforcement actions as set forth in the agreement. The parties jointly agreed to delay this proceeding in December 1994. The arbitration was subsequently automatically stayed by the Company's bankruptcy filing. Megahertz and Spectrum have since been engaged in settlement discussion.

      On December 5, 1994, the Company filed a lawsuit against Motorola, Inc. for infringement of claims in six of its patents covering basic wireless data concepts. Motorola has denied the allegations in its answer. The case was originally filed in the United States District Court for the Eastern District of Virginia, but was transferred to the United States District Court for the Northern District of Alabama, Northeastern Division and is captioned Spectrum Information Technologies, Inc. v. Motorola, Inc., Civil Action No. 95-U-234-NE. On October 16, 1995, the parties stipulated to extend the dates in the case's original scheduling order by three months to permit the parties to pursue settlement discussions.

Other Proceedings

      In January 1994, Robert Fallah, a former financial consultant instituted a suit, Fallah v. Spectrum Information Technologies,Inc., Index No. 94-1044 against the Company seeking $5,790,000 in damages related to purported promises made by the Company to give the plaintiff certain stock warrants in exchange for the consultant's services.The plaintiff filed a proof of claim in the Company's bankruptcy proceeding alleging $5,790,000 in damages. It is the Company's opinion that it has sound defenses and will vigorously defend this claim.

      In September 1994, the plaintiff in an action filed against the Company in April 1994, Blair v. Spectrum Information Technologies, 162nd District Court of Dallas County, amended his complaint to add Peter Caserta, a former officer and director of the Company, as a defendant. The amended complaint charges Mr. Caserta with breach of fiduciary duty, fraud, negligence and gross negligence in the alleged failure to allow Mr. Blair to participate in the Company's stock option plan. The plaintiff alleges that he was induced to begin employment with Spectrum Cellular through a promise that he would be allowed to participate in the Company's stock option plan and alleges breach of contract, fraud, negligence, breach of fiduciary relationship and bad faith against all defendants. The plaintiff terminated his employment with Spectrum Cellular Corporation in August 1994. Mr. Blair filed a proof of claim in the bankruptcy proceeding alleging $1 million in damages.

      In October 1994, Gene Morgan and Gene Morgan Financial (collectively, "Gene Morgan") demanded in excess of $8 million dollars from the Company based on an alleged breach of a consulting agreement and failure to register certain underwriter's warrants. Gene Morgan filed a proof of claim in the bankruptcy proceeding claiming an unsecured nonpriority claim of $6.3 million alleging breach of contract under warrant. Gene Morgan, by its assignee, Lowenstein, Sandler, Kohl & Fisher, filed a proof of claim alleging approximately $1.9 million in damages arising from the alleged breach of the consulting agreement.

      On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' insurance carrier, filed an adversary proceeding complaint in the Company's bankruptcy proceeding. In its complaint, The Home seeks rescission of a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers based upon material misrepresentations and/or omissions in the application for that policy. In the alternative, The Home seeks a declaration that coverage is not afforded under such policy for claims asserted against certain directors and officers of the Company. The Home alleges that the Company made certain misrepresentations and/or omissions regarding the existence of an SEC informal investigation and suits filed against the Company arising from alleged misstatements made by the Company regarding the license agreement it entered in fiscal 1994 with AT&T. The Company believes the Home is obligated to provide the coverage at issue and intends to defend this action.

      In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. The action is currently stayed against the Company and Data One by the automatic stay provisions of the Bankruptcy Code. Subsequently, the individual defendants in the litigation other than Peter Caserta, the Company's former CEO, were dropped from the action. The plaintiff and Mr. Caserta entered a settlement, the terms of which are under seal by court order. In October 1995, Mr. Andersen filed a proof of claim against the Company alleging $1.5 million in damages based on the allegations described above. The Company intends to object to this claim on the grounds that, among other things, it was not timely filed. Additionally, Mr. Caserta filed a proof of claim against the Company alleging that he is entitled to indemnification from the Company based on the amount he paid to the plaintiff to settle this matter.

      The Company is also involved in other litigations. The Company had previously reserved approximately $4.7 million which had been prior management's estimate of the Company's portion of any ultimate settlement. The Class Action and other litigations were factors in the Company's decision to file for protection under Chapter 11. The effect of the filing and the likely outcomes of these claims are uncertain at this time.

6.  Asset Dispositions

      On September 21, 1995, Spectrum sold its Spectrum Cellular facility in Dallas, Texas. The building was sold for approximately $780,000 resulting in a gain on the sale of $85,976. Net proceeds from the sale were $734,000, although the Company owes an as yet undetermined amount of taxes on the property.

      In July, 1995, the Company sold its Axcell business and its license to certain related patent rights to Telular Corporation ("Telular") for $3,000,000 pursuant to an agreement approved by the Bankruptcy Court, which resulted in a gain of approximately $1,616,000. The patent rights relate to wireless interface technology and were obtained in a license agreement from Telular and are not part of Spectrum's core direct connect patent portfolio. The sales of Axcell products were approximately $149,000 and $711,000 for the six months ended September 30, 1995 and 1994, respectively, and $19,000 and $75,000 for the three months ended September 30, 1995 and 1994, respectively.

7.  Subsequent Events

      On September 11, 1995, the Company entered an agreement (the "Plan") to sell all of the capital stock of its wholly owned subsidiary Spectrum Global Services, Inc. ("Global") to The Lori Corporation and COMFORCE Corporation (collectively, "Purchaser") for $6 million, plus a closing adjustment related primarily to the allocation of salaries and benefits of certain Spectrum and Global employees. Other members of the purchasing group included ARTRA Group Incorporated, a corporation organized under the laws of the State of Pennsylvania, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino and Christopher P. Franco. The sale of Global was subject to bankruptcy court approval and receipt of higher and better offers. A hearing regarding the transaction (and any higher and better offers) was held on October 17, 1995 before the United States Bankruptcy Court for the Eastern District of New York, following which the court approved the sale. The Purchaser paid cash for Global's stock at the October 17th closing.

      In July 1995, Mr. Paterek, president of Global, Mr. Ferrentino, a vice president of Global, and Mr. Franco, Spectrum's vice president and former general counsel, notified Spectrum that they wished to pursue an opportunity independent of Spectrum and intended to accept positions with the Purchaser if its bid for Global was successful. Following the sale, Mr. Ferrentino and Mr. Franco assumed senior management positions with the Purchaser, and the Purchaser announced that Mr. Paterek would become a consultant to COMFORCE Corporation.

      On November 8, 1995, the Company reached an agreement in principle on a framework for settlement of the Class Action lawsuit that has been pending against the Company and certain of its present and former employees since May 1993. The class plaintiffs in that lawsuit filed a claim against the Company in its bankruptcy proceedings in the amount of $676 million. (See note 5 to consolidated financial statements.) The settlement, if consummated, would be in satisfaction of that claim as well as all claims between the Company and the other defendants in the suit.

      The settlement is contingent on numerous factors, including among other things successfully resolving a litigation regarding insurance coverage (see note 5 to consolidated financial statements), negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties including plaintiffs in the class action, and approval of the settlement by the Bankruptcy Court and by the United States District Court in which the class action suit is pending.

      Under the terms of the agreement in principle, the Company and the class plaintiffs have agreed to a framework under which it is contemplated that the Company will issue to the class plaintiffs in its plan of reorganization a number of shares of its common stock that would be equal to the number of shares of its stock to be issued to existing shareholders in the reorganization. This undertaking is subject to contingencies which could alter the framework of the settlement, including without limitation the percentage of the Company's stock to be issued to the class. In a related agreement, the class plaintiffs are also to receive the proceeds, net of certain fees and expenses, from $10 million of insurance policies covering the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the Court, $1,350,000 from the various individual defendants in the action and $250,000 from the Company. The individual defendants are to place their contributions to the settlement in escrow by November 15, 1995. Neither the Company nor the individual defendants acknowledged any wrongdoing in connection with the agreement in principle.

      Among the uncertainties is that insurers that issued policies for $6 million of the insurance necessary to fund the settlement have disclaimed coverage. This dispute is the subject of a litigation pending in the U.S. District Court for the Eastern District of Long Island, which must be successfully resolved in order for the settlement to be implemented. The Company's plan of reorganization must also address other material litigation, claims by the Company's creditors and the Company's need for additional capital. There can be no assurance that the Company will be successful in its efforts to resolve those matters or that the other conditions to the settlement will be achieved. The Company's exclusive right to file a plan of reorganization expires on January 26, 1996.

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION


ORGANIZATION AND BUSINESS COMBINATION

      Spectrum Information Technologies, Inc. is a holding company with one continuing subsidiary; Spectrum Cellular Corporation ("Spectrum Cellular"). The Company discontinued the operations of its Dealer Service Business Systems, Inc. subsidiary d/b/a
Data One ("Data One"), in fiscal 1994 and its Computer Unlimited of Wisconsin, Inc. subsidiary d/b/a Computer Bay ("Computer Bay") in fiscal 1995. The Company sold its Spectrum Global Services, Inc. subsidiary ("Spectrum Global") on October 17, 1995.
Spectrum Global, Data One and Computer Bay are reflected in the financial statements as discontinued operations.

      Effective January 26, 1995, the Company and Data One, Spectrum Cellular and Computer Bay filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. On May 25, 1995, the Bankruptcy Court granted the Company's motion to convert the Chapter 11 filing for Computer Bay to a case under Chapter 7 and as a result, control of Computer Bay has been transferred to the Computer Bay trustee and no longer rests with the Company.

Chapter 11 Proceedings

      As discussed in Note 1 to the financial statements, the Company and three of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in the United States Bankruptcy Court for the Eastern District of New York ("Bankruptcy Court"). The Class Action and other litigations were among the factors that contributed to the Company's decision to seek bankruptcy protection in order to position the Company to focus on its core business.

      Due to the Chapter 11 filing, the Company's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until a plan of reorganization is confirmed by the Bankruptcy Court. The Company's liquidity position has also been improved by the sale of the AXCELL business and related
patents and Spectrum Global.   However, the positive effect will
be at least partially offset by the increased administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise. The Company is also reviewing all future obligations and all executory contracts to determine whether they should be assumed or rejected, subject to Bankruptcy Court approval.

      Management of the Company is currently working on a plan of reorganization. The major components of this plan have yet to be finalized. The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court (see
Liquidity and Capital Resources).

SUMMARY OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Other items of significance are discussed separately under the captions "Operating Loss", "Other Income and Expense", and "Discontinued Operations" below. Amounts set forth below reflect the Company's Data One, Computer Bay and Spectrum Global subsidiaries as discontinued operations.

                                              Three Months Ended
                                                 September 30,
                                  -----------------------------------------
                                      1995          %       1994          %
                                  --------      -----   --------      -----
                                           (Amounts in Thousands)
Revenues                           $   669        100        281        100
                                   -------        ---    -------        ---
Operating costs and expenses:
Cost of revenues                        68         10         23          8
Selling, general and
administrative expenses              1,420        212      3,106      1,105
                                   -------        ---    -------      -----
Total operating costs
and expenses                         1,488        222      3,129      1,114
                                   -------        ---    -------      -----
Operating loss                     $  (819)      (122)    (2,848)    (1,014)
                                   =======        ===    =======      =====


                                               Six Months Ended
                                                 September 30,
                                  -----------------------------------------
                                      1995          %       1994          %
                                  --------      -----   --------      -----
                                           (Amounts in Thousands)
Revenues                           $ 1,669        100      1,246        100
                                   -------        ---    -------        ---
Operating costs and expenses:
Cost of revenues                       191         11        317         25
Selling, general and
administrative expenses              3,547        209      6,169        495
                                   -------        ---    -------      -----
Total operating costs
and expenses                         3,738        220      6,486        520
                                   -------        ---    -------      -----
Operating loss                   $  (2,039)      (120)    (5,240)      (420)
                                   =======        ===    =======      =====


      Consolidated revenues for the quarter and six months ended September 30, 1995 increased by $388,000 or 138% and $453,000 or 36%, respectively,as compared to September 1994. This increase is due to a $411,000 or 296% and $947,000 or 219% increase, respectively, in royalty/licensing income for the three and six months ended September 30, 1995 offset by a decrease in sales of $23,000 or 16% and $494,000 or 61%, respectively, for the second quarter and six months ended September 30, 1995 due to the sale of the Axcell product line. Axcell sales decreased $56,000 and $562,000, respectively, for the quarter and six months ended September 30, 1995 as compared to the prior year. Royalties and licensing income increased primarily as a result of six months of royalty income for the Megahertz and Rockwell licence agreements as compared to three months of income for each company in the prior year (see note 5 to the consolidated financial statements). In addition, U.S. Robotics paid the balance due on their licence fee during the three months ended September 30, 1995.

      Operating costs and expenses decreased approximately $1,641,000 or 52% and $2,748,000 or 43% during the three and six months ended September 30, 1995 as compared to September 30, 1994. These decreases are primarily due to the decrease in selling, general and administrative expenses of approximately $1,686,000 or 54% and $2,622,000 or 43% for the three and six months, respectively.

      The decrease in selling, general and administrative expenses for the three and six months ended September 30, 1995 is primarily due to the decrease in professional fees (other than professional fees associated with the Company's bankruptcy proceeding)of $636,000 and $1,147,000, respectively, primarily due to the stay of legal actions while under bankruptcy proceedings. Decreases in personnel and related expenses of $237,000 for both periods, and a decrease in travel and entertainment expenses of $90,000 and $142,000, respectively, are due to the overall downsizing of the Company. Other administrative expenses decreased $613,000 and $917,000, respectively, primarily due to the Company's move from Manhasset, New York to a smaller location in Purchase, New York.
Advertising expense decreased $75,000 and $123,000 during the three and six months ended September 30, 1995 primarily due to the Axcell product line sale.

Operating Loss

      The Company's operating loss decreased $2,029,000 or 71% and $3,201,000 or 61% for the three and six months ended September
30, 1995 as compared to the same periods in the prior year,respectively. The decreases are primarily due to the decreased selling, general and administrative expenses of 54% and 43%, respectively, as well as an increase in revenues of 138% and 36%, respectively, (see summary of operations above). The decrease in cost of goods sold of $126,000 or 40% for the six months ended September 30, 1995 as compared to the prior year is due to the sale of the Axcell product line.

Other Expense and Income

      Other income increased $1,696,000 and $1,634,000 respectively for the three and six months ended September 30, 1995 as compared with prior year primarily due to the gain of $1,616,000 on the sale of the Axcell product line.

Discontinued Operations

      As of January 25, 1995, the Company closed its Computer Bay subsidiary which is reflected as a discontinued operation in the consolidated financial statements. The Company did not record a provision related to its anticipated loss on a disposal as the case was converted into a Chapter 7. As a result of the conversion of Computer Bay to a case under Chapter 7, the Company has recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee has filed a claim in the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors. However, the Company does not believe there are grounds for such consolidation. (See note 2 to consolidated financial statements).

      As of October 17, 1995, the Company sold its Spectrum Global subsidiary which is reflected as a discontinued operation in the consolidated financial statements(See note 7 to consolidated financial statements).

Cumulative Effect of Change in Accounting Principle

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The cumulative effect of adopting SFAS No. 115 as of April 1, 1994 resulted in a increase in income of approximately $316,000 (see note 1 to the consolidated financial statements).

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to restructure its largest subsidiary, Computer Bay, as a discontinued operation and to file for bankruptcy protection under Chapter 11 on January 26, 1995
(see Chapter 11 proceedings).

      During the six months ended September 30, 1995, working capital (current assets less current liabilities) decreased by approximately $868,000 to $8,565,000. This decrease is primarily due to an increase in accrued liabilities of $1,246,000 primarily due to professional fees associated with bankruptcy related issues.

      Net cash used by continuing operations decreased approximately $5,100,000 when compared to the prior year primarily as a result of the Company's ability to decrease its operating expenses as compared to the prior year and an increase in accrued expenses primarily related to bankruptcy professional fees.

      Net cash provided by investing activities increased $299,000 for six months ended September 30, 1995 when compared to the prior fiscal year due to the sales of the Axcell product line and building in Dallas, as compared to the sale of marketable securities in fiscal 1995. Capital expenditures amounted to approximately $40,000 for the six months ended September 30, 1995. These expenditures are primarily related to office relocation and rejected capital leases. Capital expenditures for the six months ended September 30, 1994 were approximately $62,000. The Company has no material commitments outstanding as of quarter end and anticipates that capital expenditures may increase as a result of anticipated efforts to further develop core technology.

      There were no financing activities during the six months ended September 30, 1995. During the six months ended September
30, 1994, certain persons exercised stock options and warrants which resulted in a $581,000 increase in cash.

      For the six months ended September 30, 1995 net cash required by discontinued operations was $1,858,000 as compared to net cash provided by discontinued operations of $164,000 for the six months ended September 30,1994.

      As part of its plan of reorganization the Company is attempting to settle all significant litigation and is seeking equity capital. The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of
reorganization is confirmed by the Bankruptcy Court.   However,
the uncertainties relating to the confirmation of a plan of reorganization and the continuing losses (see Operating Loss) raise substantial doubt about the Company's ability to continue as a going concern (see note 1 to consolidated financial statements). While the Company is currently in the process of formulating a plan of reorganization, it continues to evaluate the performance of the continuing subsidiaries in order to
conserve cash.   In July 1995, the Company received $3,000,000
for the sale of its AXCELL products and its license to certain patent rights to Telular Corporation ("Telular") (see note 6 to the consolidated financial statements). As a result of the sale, the operations of Spectrum Cellular have been downsized.

      As of October 17, 1995, the Company sold its Spectrum Global subsidiary for approximately $6 million (see note 2 to the consolidated financial statements).

           SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            (Debtors in Possession)
                                   FORM 10-Q
                              September 30, 1995


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Chapter 11 Reorganization Under The Bankruptcy Code

      On January 26, 1995, the Debtors (Note 1) filed petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Eastern District of New York Case Nos. 195_10690_260, 195_10691_260, 195_10692_260 and 195_10693_260. Spectrum Global
did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors for the Debtors, other than Computer Bay, and another for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate, and the Company no longer has control over the Computer Bay estate. Spectrum and Spectrum Cellular are continuing to manage their affairs and operate their businesses under Chapter 11 as debtors in possession while formulating a plan of reorganization. The operations of Data One were discontinued as of December 31, 1994. By order of the Bankruptcy Court, the bar date for filing proofs of claim in the Chapter 11 proceeding was established as September 7, 1995.

      Excluding the material litigation discussed herein (Note 5) and improperly filed claims by shareholders, approximately 308 claims were filed against the Company alleging approximately $5.4 million in creditors' claims. These claims primarily consisted of approximately: $1.7 million in claims by vendors; $855 thousand in claims by former employees based upon severance and employment agreements; $1.2 million in indemnification claims for legal fees and settlement of litigation by former employees; $784 thousand in claims arising from rejected leases; $554 thousand claimed by a Computer Bay financing company; and $314 thousand related to a prepaid Data One maintenance contract. Additionally, the Trustee appointed to administer the Computer Bay estate filed a claim alleging $4.4 million in damages. The Company, along with its outside counsel, is evaluating each of these claims and reconciling them to its books and records.

      Pursuant to section 362 of the Bankruptcy Code, the commencement of the Company's Chapter 11 case operates as a stay, applicable to all entities, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Company that was or could have been commenced prior to commencement of the Company's Chapter 11 case, or to recover for a claim that arose before the commencement of the Company's Chapter 11 case; (ii) enforcement of any judgments against the Company that arose before the commencement of the Company's Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Company or to exercise control over property of the Company; (iv) the creation, perfection or enforcement of any lien against the property of the Company; (v) the taking of any action to collect, assess or recover a claim against the Company that arose before the commencement of the Company's Chapter 11 case; or (vi) the setoff of any debt owing to the Company that arose prior to the commencement of the Company's Chapter 11 case against a claim held by such creditor or party-in-interest against the Company that arose before the commencement of the Company's Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Company's Chapter 11 case.

      Although the Company is authorized to operate its business as debtor in possession, it may not engage in transactions outside of the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Unsecured Creditors' Committee may review and object to transactions involving the Company that are outside of the ordinary course of the Company's business, may consult with the Company concerning the administration of the Company's Chapter 11 case, and may participate in the formulation of a plan of reorganization. The Company is required to pay certain expenses of the Unsecured Creditors' Committee, including counsel and other professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

      The Bankruptcy Court has approved the Company's retention of: (i) Cleary, Gottlieb, Steen & Hamilton as its outside general counsel; (ii) BDO Seidman, LLP ("BDO Seidman") as its independent auditors; (iii) Sixbey, Friedman, Leedom and Ferguson as its outside patent counsel; (iv) Executive Manning Corporation as a human resources and management consultant; and (v) the Gordian Group, L.P. as a financial advisor to assist in its reorganization.

      As debtor in possession, the Company has the right, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" means that the Company cures or provides adequate assurance that it will cure all existing defaults under contract or lease and provides adequate assurance of future performance under the contract or lease. "Rejection" which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Company is relieved of its obligations to perform further under the contract or lease. Rejection of an executory contract or lease constitutes a breach of that contract immediately before the date of filing of the petition and gives the nondebtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claims had arisen before the date of the filing of the petition.

      Pursuant to the Bankruptcy Code, the Company has applied to reject certain employment contracts and has terminated employment of some of the affected individuals. The Company is in the process of modifying and assuming employment contracts with other employees with preexisting employment agreements, eliminating some contractual perquisites and creating at-will employment relationships. The Company rejected all leases for automobiles leased on behalf of employees. Additionally, the Company has rejected the real property lease associated with its former Manhasset, New York headquarters and leases for certain furniture and equipment. The Company is also planning to reject certain executory service obligations related to its Data One subsidiary.

      Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Chapter 11 case, including, without limitation, those that arise in connection with rejection of executory contracts, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise agreed upon by the parties.

       Under the Bankruptcy Code, an allowed claim of a creditor that is secured by a lien on property of the Company's estate, or that is subject to a valid right of setoff, is a secured claim to the extent of the value of such creditor's interest in such property, or to the extent of the amount subject to setoff, as the case may be, and is an unsecured claim to the extent that the value of such creditor's interest or the amount so subject to setoff is less than the amount of such allowed claim. Generally, claims for unmatured interest are not allowable. To the extent that an allowed claim is secured by property whose value, after recovery of the reasonable, necessary costs and expense of preserving or disposing of such property, is greater than the amount of such claim the creditor generally is allowed interest on such claim and any reasonable fees, costs, or charges provided for under the agreement which such claim rose.

Plan of Reorganization - Procedures.

      For 120 days after the Petition Date, the Company has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the Company files a plan of reorganization during the 120 day exclusivity period, no other party may file a plan of reorganization until 180 days after the Petition Date, during which period, the Company has the exclusive right to solicit acceptance of the plan. If the Company fails to file a plan during the 120-day exclusivity period or such additional time period ordered by the Bankruptcy Court (the "Exclusivity Period") or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period or such additional time period ordered by the Bankruptcy Court, any party-in-interest, including a creditor, an equity security holder, a committee of creditors, or an indenture trustee, may file a plan of reorganization in the Chapter 11 proceedings. Additionally, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party-in-interest may file a plan, regardless of whether any additional time remains in the Company's Exclusivity Period. On September 21, 1995 the Bankruptcy Court granted the Company's request to extend the Exclusivity Period to January 26, 1996.

      The Company filed with its Chapter 11 petition a list containing the names and addresses of its twenty largest known creditors for the Company and for each of the three filing subsidiaries. The Company, Spectrum Cellular and Data One have, within the time periods set by the Bankruptcy Court, filed with the Bankruptcy Court schedules of assets and liabilities and other schedules and statements of affairs as required by Bankruptcy Rules and by the Local Rules of the Bankruptcy Court.
Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Bankruptcy Court and any equity security holder to file a proof of interest with the Bankruptcy Court. A claim or interest, proof of which is filed under Bankrutcy Code Section 501, is deemed allowed, unless a party-in-interest (including the Company) objects thereto. If an objection is made to the allowance of a claim, the Bankruptcy Court, after notice and hearing will determine the amount, validity, and priority of such claim. The last date (bar date) for filing proofs of claim or interest was established by order of the Bankruptcy Court as September 7, 1995.

      These claims are liabilities subject to compromise under a plan of reorganization (See Note 3 to the consolidated financial statements).

      After a plan has been filed with the Bankruptcy Court, it will be sent with a disclosure statement approved by the Bankruptcy Court after notice and hearing, to members of all classes of impaired creditors and equity security holders entitled to vote with ballots for acceptance or rejection. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court at a hearing on notice would consider whether to confirm the plan. Among other things, to confirm a plan, the Bankruptcy Court is required to find that (i) each holder of a claim or interest of an impaired class of creditors and equity security holders either has accepted the plan or will receive or retain under the plan on account of such claim or interest property of a value, as of the effective date of the plan, that is not less than the amount that such holder would so receive or retain if the Company were liquidated under Chapter 7 of the Bankruptcy Code on such date,
(ii) if any class of claims is impaired under the plan, at least one class of claims that is impaired under the plan has accepted the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successor, unless such liquidation or reorganization is proposed in the plan.

      If at least one class of claims that is impaired under the plan has accepted the plan, and certain other requirements of the Bankruptcy Code relating to plan confirmation are satisfied, the proponent of the plan may invoke the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court, on request of the proponent of the plan shall confirm the plan if the plan does not discriminate unfairly, and is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings. A "cramdown" might result in holders of the Company's Common Stock receiving no property or other value for their equity security interests. Because of this and other possibilities, the value of the Company's Common Stock is highly speculative.

Other Proceedings

      On November 8, 1995, the Company reached an agreement in principle on a framework for settlement of the Class Action lawsuit that has been pending against the Company and certain of its present and former employees since May 1993. The class plaintiffs in that lawsuit filed a claim against the Company in its bankruptcy proceedings in the amount of $676 million. (See note 5 to consolidated financial statements.) The settlement, if consummated, would be in satisfaction of that claim as well as all claims between the Company and the other defendants in the suit.

      The settlement is contingent on numerous factors, including among other things successfully resolving a litigation regarding insurance coverage (see note 5 to consolidated financial statements), negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties including plaintiffs in the class action, and approval of the settlement by the Bankruptcy Court and by the United States District Court in which the class action suit is pending.

      Under the terms of the agreement in principle, the Company and the class plaintiffs have agreed to a framework under which it is contemplated that the Company will issue to the class plaintiffs in its plan of reorganization a number of shares of its common stock that would be equal to the number of shares of its stock to be issued to existing shareholders in the reorganization. This undertaking is subject to contingencies which could alter the framework of the settlement, including without limitation the percentage of the Company's stock to be issued to the class. In a related agreement, the class plaintiffs are also to receive the proceeds, net of certain fees and expenses, from $10 million of insurance policies covering the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the Court, $1,350,000 from the various individual defendants in the action and $250,000 from the Company. The individual defendants are to place their contributions to the settlement in escrow by November 15, 1995. Neither the Company nor the individual defendants acknowledged any wrongdoing in connection with the agreement in principle.

      Among the uncertainties is that insurers that issued policies for $6 million of the insurance necessary to fund the settlement have disclaimed coverage. This dispute is the subject of a litigation pending in the U.S. District Court for the Eastern District of Long Island, which must be successfully resolved in order for the settlement to be implemented. The Company's plan of reorganization must also address other material litigation, claims by the Company's creditors and the Company's need for additional capital. There can be no assurance that the Company will be successful in its efforts to resolve those matters or that the other conditions to the settlement will be achieved. The Company's exclusive right to file a plan of reorganization expires on January 26, 1996.

      Certain other material litigation in which the Company is involved is described in Note 5 to the consolidated financial statements.



Item 2.     Changes in Securities
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            A.    Exhibits
                  No.

                  2 Stock Purchase Agreement, dated September 11, 1995, by and among the Company and The Lori Corporation, Comforce Corporation, et al has been previously filed as an exhibit to the Company's Current Report on Form 8-K filed November 1, 1995 and is incorporated herein by reference.

                  27    Financial Data Schedule


            B.    Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K
            dated October 17, 1995, which included: Item 2, "Acquisition or Disposition of Assets" reporting the sale of the Company's subsidiary, Spectrum Global Services, Inc.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereto duly authorized.

Dated:  November 10, 1995


                              SPECTRUM INFORMATION TECHNOLOGIES, INC.

                              By  /s/   Donald J. Amoruso
                                 ----------------------------------
                                  Donald J. Amoruso
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors


                              By  /s/   Barry J. Hintze
                                 ----------------------------------
                                  Barry J. Hintze
                                  Controller and
                                  Principal Accounting Officer