Form 10-Q
period 1995-12-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1996-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                            FORM 10-Q


(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1995

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to
_______________


                 Commission File Number 0-15596



             SPECTRUM INFORMATION TECHNOLOGIES, INC.
     (Exact name of registrant as specified in its charter)

               Delaware                          75-1940923
      (State or other jurisdiction            (IRS Employer
   of incorporation or organization)       Identification No.)

      2700 Westchester Avenue, Purchase, New York     10577
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
               YES    X       NO
                   ------        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Common stock, $.001 par value, 76,675,448 outstanding at February
9, 1996.


    SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Debtors in Possession)
                            FORM 10-Q
                        DECEMBER 31, 1995

                              INDEX






PART I.  FINANCIAL INFORMATION                       Page No.

Consolidated Balance Sheets                              1

Consolidated Statements of Operations                    3

Consolidated Statements of Cash Flows                    5

Notes to Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition
and Results of Operations                               23




PART II.  OTHER INFORMATION                             28

         SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Debtors in Possession)
                        CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1995 AND MARCH 31, 1995



                                           (Unaudited)
                                         December 31,       March 31,
Assets                                           1995            1995
---------------------------------------------------------------------------
(Amounts in thousands)

Current assets:
  Cash and cash equivalents                  $  7,968        $  3,442
  Marketable securities                           907             785
  Accounts receivable, net                      6,965           5,793
  Inventories                                      24             377
  Prepaid expenses and other current
  assets                                          360             970
  Net assets of discontinued operations                         4,106
                                               ------          ------
  Total current assets                        $16,224         $15,473

Net property and equipment                        213           1,270

Intangible assets, net                            367           1,551
Notes receivable-related parties                   91              91
Other assets                                        -             850
---------------------------------------------------------------------------
Total assets                                  $16,895         $19,235
                                               ======          ======




See accompanying notes to the consolidated financial statements.



         SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Debtors in Possession)
                        CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1995 AND MARCH 31, 1995


                                           (Unaudited)
                                         December 31,       March 31,
Liabilities and Stockholders' Equity             1995            1995
---------------------------------------------------------------------------
                                                (Amounts in thousands)
Current liabilities:
  Accounts payable                            $   903         $   127
  Accrued liabilities                           1,874             413
  Other current liabilities                     5,930           5,500
                                               ------         -------
Total current liabilities                       8,707           6,040
                                               ------         -------
Deferred income                                    33             850
                                               ------         -------
Liabilities Subject to Compromise:
  Accounts payable and accrued
  liabilities                                   1,485           1,554
  Reserve for litigation                        4,719           4,719
  Reserve for restructuring                     2,158           2,158
  Net liabilities of discontinued
     operations                                   531           4,630
  Other liabilities                               185             185
                                               ------          ------
Total liabilities subject to compromise         9,078          13,246
                                               ------          ------
Total liabilities                              17,818          20,136
                                               ------          ------
Stockholders' equity:

  Paid-in capital                              63,961          63,961
  Accumulated deficit                         (64,566)        (64,443)
                                              -------          ------
                                                 (528)           (405)
  Treasury stock, 100 shares at cost             (300)           (300)
  Unrealized loss on marketable securities        (95)           (196)
  Common Stock, $.001 par value, 110,000
  shares authorized; 76,675 issued                 77              77
                                               ------          ------
Total stockholders' equity                       (923)           (901)

---------------------------------------------------------------------------
                                              $16,895         $19,235
                                               ======          ======

See accompanying notes to the consolidated financial statements.


         SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Debtors in Possession)
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                        DECEMBER 31, 1995 AND 1994
                                (UNAUDITED)
                                     Three Months          Nine Months
                                    Ended Dec. 31,        Ended Dec. 31,
                           ---------------------------------------------
                                  1995        1994       1995       1994
---------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues:
  Licensing and other revenue $    379     $   686    $ 1,758     $1,118
  Merchandise sales, net           125         267        445      1,081
                               -------      ------     ------     ------
  Total revenues                   504         953      2,203      2,199
                               -------      ------     ------     ------
Operating costs and expenses:
  Cost of revenues                  67         128        258        445
  Selling, general and admin.    1,821       4,094      5,368     10,263
                               -------     -------    -------    -------
Total operating cost
 and expenses                    1,888       4,222      5,626     10,708
                               -------     -------    -------    -------

Operating loss                  (1,384)     (3,269)    (3,423)    (8,509)

Professional fees in connection
  with Chapter 11 filing          (686)          -     (2,464)         -

Other income(expense), net         (60)       (246)     1,662       (158)
                                 -----      ------     ------     ------
Loss from continuing
operations                      (2,130)     (3,515)    (4,225)    (8,667)
                               -------      ------     ------     ------
Discontinued operations:
Income (loss) from operations of:
   Spectrum Global                  74         255        790        666
   Computer Bay                      -      (3,312)         -     (4,388)

Gain on Sale of Spectrum Global    773           -        773          -

Gain on disposal of Computer Bay     -           -      2,539          -
                               -------      ------     ------     ------
Income(loss) from discontinued
   operations                      847      (3,057)     4,102     (3,722)
                               -------     -------     ------     ------
Cumulative effect of change
in accounting principle              -           -          -        316

                                ------      ------     ------     ------
Net(loss)                    $  (1,283)   $ (6,572)   $  (123)  $(12,073)
                                ======      ======      =====     ======



Net income (loss) per common
share:

Loss from continuing
 operations                  $    (.03)   $   (.05)    $ (.05)   $  (.11)

Income (loss)from discontinued
 operations                        .01        (.04)       .05       (.05)

Cumulative effect of change
 in accounting principle             -           -          -          -
                                ------      ------     ------     ------

Net loss                      $   (.02)   $   (.09)    $    -    $  (.16)
                                   ===         ===        ===        ===

Weighted average
 shares outstanding             76,675      76,597     76,675     76,316
                                ======      ======     ======     ======



See accompanying notes to the consolidated financial statements.

         SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Debtors in Possession)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                (UNAUDITED)


                                                 1995            1994
---------------------------------------------------------------------------
                                                (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $ (123)        (12,073)
Adjustments to reconcile net income (loss) to net
cash (used by)provided by operating activities:
  Depreciation and amortization                   288             431
  Unrealized gain (loss) on
   marketable securities                          101               -
  Cumulative effect of change in
   accounting principle                             -            (209)
  Deferred income                                (817)           (525)
  Writedown of furniture and equipment            279               -
  Gain on disposal of Computer Bay             (2,539)              -
  Gain on sale of building                        (86)              -
  Gain on sale of AXCELL                       (1,616)              -
  Gain on Sale of Spectrum Global                (773)              -

(Increase)decrease in:
     Accounts receivable                       (1,172)            951
     Inventories                                   53            (109)
     Other assets                               1,460            (172)
Increase (decrease) in:
  Accounts/notes payable,
  Accrued liabilities and other liabilities     2,667             322
Liabilities subject to compromise                 (69)              -
                                                -----           -----
     Net cash used by continuing operations    (2,347)        (11,384)
     Net cash (used) provided by
      discontinued operations                  (1,801)          9,923
---------------------------------------------------------------------------
     Net cash used by operating activities     (4,148)         (1,461)
---------------------------------------------------------------------------

CASH FLOWS RELATING TO INVESTING ACTIVITIES:
(Purchase) sale of marketable securities, net    (122)          8,744
 Purchase of property and equipment               (58)           (130)
 Proceeds from sale of AXCELL                   3,000               -
 Proceeds from sale of building                   734               -
 Proceeds from sale of Spectrum Global          4,549               -
                                                -----           -----
     Net cash provided by continuing
      operations                                8,103           8,614
     Net cash used by discontinued
      operations                                  (57)           (100)
---------------------------------------------------------------------------
     Net cash provided by investing
      activities                                8,046           8,513
---------------------------------------------------------------------------
CASH FLOWS RELATING TO FINANCING ACTIVITIES:
     Proceeds from exercise of stock
      options and warrants                          -             770
                                               ------          ------
     Net cash provided by continuing
      operations                                    -             770
     Net cash used by discontinued
      operations                                   (3)         (8,609)
---------------------------------------------------------------------------
     Net cash used by financing activities         (3)         (7,839)
---------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               3,895            (786)
Cash and cash equivalents, unrestricted,
beginning of period                             4,409           3,865
                                                -----          ------
Cash and cash equivalents, unrestricted, end
of period                                       8,304           3,079
Cash and cash equivalents, restricted, end of     291             303
period
---------------------------------------------------------------------------

Total cash and cash equivalents               $ 8,595         $ 3,382
                                                =====           =====
Supplemental disclosures of cash
 flow information:
Cash paid during the period for interest       $    -          $    -

Cash paid during the year for income taxes     $    2          $    -



See accompanying notes to the consolidated financial statements.

    SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Debtors in Possession)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995


1. Summary of Significant Accounting Policies

Business

     Spectrum Information Technologies, Inc. (the "Company" or "Spectrum") is a holding company with one continuing subsidiary; Spectrum Cellular Corporation, a Delaware corporation ("Spectrum Cellular"). The Company discontinued the operations of its Dealer Service Business Systems, Inc. subsidiary, a Delaware corporation d/b/a Data One ("Data One"), in fiscal 1994 and its Computers Unlimited of Wisconsin, Inc. subsidiary, a Wisconsin corporation d/b/a Computer Bay ("Computer Bay") in fiscal 1995. The Company sold its Spectrum Global Services, Inc. ("Spectrum Global") subsidiary during October 1995 (Note 6).

     Spectrum, through its Spectrum Cellular subsidiary, develops and licenses wireless data transmission technology and designs, markets and supervises the manufacturing of direct connect data communication products incorporating that technology. The Company's wireless data transmission technology utilizes an error-correction protocol permitting the reliable transmission of electronic data between two computers over cellular telephone networks and other wireless communication systems. The Company also had provided, through its Spectrum Global subsidiary, telecommunication contract personnel to Fortune 1000 companies.

Bankruptcy Proceedings

     On January 26, 1995 ("Petition Date"), the Company and three of its four subsidiaries (Computer Bay, Data One and Spectrum Cellular) filed petitions for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court of the Eastern District of New York ("Chapter 11"). The Company, Data One and Spectrum Cellular, are herein called the "Debtors in Possession" and together with Computer Bay the "Debtors." Spectrum Global did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an Unsecured Creditors Committee for Spectrum, Spectrum Cellular and Data One and another for Computer Bay. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay Chapter 11 to a case under Chapter 7 of the Bankruptcy Code ("Chapter 7") (Note 2), and an independent trustee is overseeing the liquidation of Computer Bay's assets. Spectrum and Spectrum Cellular are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while formulating a plan of reorganization. The operations of Data One were discontinued as of December 31, 1994.

     Pursuant to section 362 of the Bankruptcy Code, the commencement of the Debtors' Chapter 11 case operates as an automatic stay, applicable to all entities, of the following: (i) commencement or continuation of a judicial, administrative, or other proceeding against the Debtors that was or could have been commenced prior to commencement of the Debtor's Chapter 11 case, or to recover for a claim that arose before the commencement of the Debtors' Chapter 11 case; (ii) enforcement of any judgments against the Debtors that arose before the commencement of the Debtors' Chapter 11 case; (iii) the taking of any action to obtain possession of property of the Debtors or to exercise control over property of the Debtors; (iv) the creation, perfection or enforcement of any lien against the property of the Debtors; (v) the taking of any action to collect, assess or recover a claim against the Debtors that arose before the commencement of the Debtors' Chapter 11 case; or (vi) the setoff of any debt owing to the Debtors that arose prior to the commencement of the Debtors' Chapter 11 case against a claim held by such creditor or party in interest against the Debtors that arose before the commencement of the Debtors' Chapter 11 case. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 case.

     Although the Debtors are authorized to operate their business as debtors in possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Unsecured Creditors' Committees may review and object to transactions involving the Company that are outside of the ordinary course of the Company's business, may consult with the Company concerning the administration of the Company's Chapter 11 case, and may participate in the formulation of a plan of reorganization. The Company is required to pay certain expenses of the Unsecured Creditors' Committees, including counsel and other professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

     For 120 days after the petition date, the Debtors have the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the plan is filed, no other party may file a plan of reorganization until 180 days after the petition date, during which period the Debtors have the exclusive right to solicit acceptance of the plan. On January 23, 1996, the Bankruptcy Court granted the Debtors' request to extend the filing of the plan of reorganization to March 8, 1996. The Company filed a plan of reorganization on February 9, 1996
(Note 7).

Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter 11 proceedings and circumstances relating to this event, including the Company's recurring losses from operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of a plan of reorganization by the Bankruptcy Court, achievement of profitable operations, the sale of non-core assets and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company continues to monitor expenses in order to conserve cash. During June and July 1995, the Company received $3,000,000 for the sale of a license to utilize certain patented technology and the related business (Note 6) and as a result of the sale, management has downsized the operations of Spectrum Cellular and sold its Dallas facility. During October 1995, the Company sold its Spectrum Global subsidiary for approximately $6,101,000, the net proceeds were approximately $4,549,000. In addition, as part of its plan of reorganization, the Company is looking to settle all significant litigation. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the nine months ended December 31, 1995 and the year ended March 31, 1995, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 5).
The net liabilities of Spectrum, Spectrum Cellular and Data One, excluding intercompany payables of approximately $14,384,000, were approximately $923,000 at December 31, 1995.

Principles of Consolidation

     These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Data One, Spectrum Cellular, and Spectrum Global as of and for the three and nine months ended December 31, 1995 and 1994. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. The Company discontinued the operations of its Data One subsidiary during fiscal year 1994 and its Computer Bay subsidiary during fiscal year 1995, and sold its Spectrum Global subsidiary during October 1995. All intercompany transactions have been eliminated.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of December 31, 1995, and the results of its operations and its cash flows for the interim periods presented.

Cash, cash equivalents

     Cash and cash equivalents include the Company's cash balances and certificates of deposit that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

Inventories

     Inventories consist primarily of merchandise held for resale and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out ("FIFO") method.
Inventory is net of a valuation allowance of approximately
$100,000 at December 31, 1995 and March 31, 1995.

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

Income (Loss) Per Common Share

     The computation of income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents were not included in the computation of weighted average shares outstanding because such inclusion would be anti-dilutive to income (loss) from continuing operations.

Reclassification

     Certain amounts as previously reported have been reclassified to conform to the December 31, 1995 presentation.


2.  Business Combinations, Acquisitions, and Dispositions

Computer Bay

     Due to Computer Bay's continuing losses and loss of market share, the Company officially closed out its Computer Bay subsidiary on January 25, 1995. Accordingly, Computer Bay has been reported as a discontinued operation, effective January 25, 1995, and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary. The Company's prior years' operating results have also been reclassified to reflect the discontinuation of Computer Bay.

     Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee has filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. Although there can be no assurance that the Debtors will be successful defending this claim, the Company does not believe there are grounds for such consolidation. A trial for this matter has been scheduled for April 9-11, 1996 in the Bankruptcy Court.


     The following table summarizes the net liabilities of Computer Bay for the periods presented:

                                      May 25,      March 31,
                                        1995           1995
  -------------------------------------------------------------
                                       (Amounts in thousands)
  Cash                               $    218       $    232
  Restricted cash                         291            288
  Accounts receivable                   1,078          1,080
  Income taxes receivable                 409            409
  Property and equipment                  100            100
  Other assets                            129            129
  Accounts payable                     (3,368)        (4,864)
  Other liabilities                    (1,396)        (1,473)
                                       ------         ------
       Net liabilities                $(2,539)      $ (4,099)
                                        =====          =====

     The summary of Computer Bay's results of discontinued operations for the periods presented are as follows:

                   Three Months ended         Nine Months ended
                         December 31,              December 31,
                   1995          1994      1995            1994
                  -------------------      --------------------
                (Amounts in thousands)    (Amounts in thousands)

  Revenues          $ -       $12,544       $ -         $58,038
  Net loss            -        (3,312)        -          (4,388)

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

     The following table summarizes the net liabilities of Data
One for the periods presented:

                                 December 31,      March 31,
                                         1995           1995
  --------------------------------------------------------------
                                       (Amounts in thousands)

  Cash                                $   118        $    83
  Accounts Receivable                      11             41
  Other assets                              2              3
  Accounts payable                       (144)          (144)
  Deferred income                        (253)          (253)
  Reserve for discontinued operations    (158)          (175)
  Other liabilities                      (107)          ( 86)
                                          ---            ---
       Net liabilities                 $ (531)        $ (531)
                                          ===            ===

Spectrum Global

     Effective October 17, 1995, the Company sold its Spectrum
Global subsidiary for cash proceeds of approximately $4,549,000, after expenses of $325,000. Spectrum Global has been reported as a discontinued operation for all periods presented.

     The following table summarizes the net assets of Spectrum
Global for the periods presented:

                             October 17, 1995 March 31, 1995
                         -----------------------------------
                                  (Amounts in thousands)

  Cash                               $  1,227        $   651
  Accounts Receivable                   1,899          1,571
  Other Assets                          2,237          2,285
  Accounts Payable                       (243)          (316)
  Other Liabilities                      (117)           (85)
                                       ------         ------
  Net assets                          $ 5,003        $ 4,106
                                       ======         ======


     The following table summarizes the results of discontinued operations of Spectrum Global for the periods presented:


                   Three Months ended         Nine Months ended
                         December 31,              December 31,
                   1995          1994      1995            1994
                 --------------------     ---------------------
                (Amounts in thousands)    (Amounts in thousands)

  Revenues       $  560       $ 2,276  $  6,877        $  6,313
  Net Income         74           255       790             666

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

     Excluding the material litigation discussed herein (Note 5) and improperly filed claims by shareholders, approximately 308 claims were filed against the Debtors alleging approximately $5.4 million in creditors' claims. These claims primarily consisted of approximately: $1.7 million in claims by vendors; $855 thousand in claims by former employees based upon severance and employment agreements; $1.2 million in indemnification claims for legal fees and settlement of litigation by former employees; $784 thousand in claims arising from rejected leases; $554 thousand claimed by a Computer Bay financing company; and $314 thousand related to a prepaid Data One maintenance contract.
Additionally, the Trustee appointed to administer the Computer Bay estate filed a claim alleging $4.4 million in damages. The Company, along with its outside counsel, is evaluating each of these claims and reconciling them to its books and records.

4.  Licensing Agreements

     During the nine months ended December 31, 1995 the Company signed one new non-exclusive licensing agreement pursuant to which it licensed the use of its patented technology. During the nine and three months ended December 31, 1994, the Company signed 13 and 6 non-exclusive license agreements, respectively, pursuant to which it licensed others to use its patented technology.

     At December 31, 1995, approximately $5,974,000 is included in trade and other receivables, to reflect the balance of the non-refundable license fees due under the licensing agreements. Additionally, $4,450,000 is included in current liabilities to reflect the payments which the Company will make in connection with mutual advertising agreements.

5.  Litigation

Bankruptcy Proceedings

     On January 26, 1995, the Debtors (Note 1) filed petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Eastern District of New York, Case Nos. 195 10690 260,
195 10691 260, 195 10692 260 and 195 10693 260.  Spectrum Global
did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors for the Debtors other than Computer Bay and another for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate. The Computer Bay trustee has filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. Although there can be no assurance that the Debtors will be successful defending this claim, the Company does not believe there are grounds for such consolidation. A trial for this matter has been scheduled for April 9-11, 1996, in the Bankruptcy Court.

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

     The Company, certain of its former officers and directors, one current officer and two employees are defendants in certain of these matters. All of the proceedings discussed below in which the Company is named as a defendant or respondent (other than those pending in the Bankruptcy Court) are stayed pursuant to the automatic stay provisions of the Bankruptcy Code, as discussed above. The Company hopes to use the bankruptcy process to resolve pending litigation. These actions are not stayed, however, against defendants other than the Company. The Company has informed former officers and directors and employees of the Company to whom it had been paying legal expenses related to these proceedings prior to the Bankruptcy filing that it would no longer be paying these expenses. The Company has directed these individuals to seek reimbursement directly from the Company's insurance providers. The Company has received Bankruptcy Court approval for payment of limited legal fees incurred by certain present employees.

Securities Related Legal Proceedings

     On February 9, 1994, the class action filed against the Company, and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation; United States District Court for the Eastern District of New York; Civil Action No. 93-2295) (the "Class Action") was supplemented to extend the end of the class period from May 21, 1993 to February 4, 1994, to add additional claims against the Company and the individual defendants, and to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain subclasses have been certified. A similar putative class action filed in the United States District Court of the Southern District of Texas has been transferred and consolidated with the Class Action.

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

     On November 8, 1995, the Company reached an agreement in principle on a framework for settlement of the Class Action lawsuit that has been pending against the Company and certain of its present and former employees since May 1993. On January 19, 1996, the Bankruptcy Court approved Spectrum's participation in the framework. The class plaintiffs in that lawsuit filed a claim against the Company in its bankruptcy proceedings in the amount of $676 million. The settlement, if consummated, would be in satisfaction of that claim as well as all claims between the Company and the other defendants in the suit.

     The settlement is contingent on numerous factors, including among other things successfully resolving a litigation regarding insurance coverage (see below), negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties including plaintiffs in the class action, and approval of the settlement by the United States District Court in which the class action suit is pending.

     Under the terms of the agreement in principle, the Company and the class plaintiffs have agreed to a framework under which it is contemplated that the Company will issue to the class plaintiffs in its plan of reorganization a number of shares of its preferred stock, which will automatically convert into common stock at the end of two years, equal in number to the shares of its common stock to be issued to existing shareholders in the reorganization. This understanding is subject to contingencies which could alter the framework of the settlement, including without limitation the percentage of the Company's stock to be issued to the class. In a related agreement, the class plaintiffs are also to receive the proceeds, net of certain fees and expenses of approximately $1 million, from $10 million of insurance policies covering the Company's directors and officers and, in addition, as a result of court supervised negotiations and on the recommendation of the Court, $1,350,000 from the various individual defendants in the action and $250,000 from the Company. Neither the Company nor the individual defendants acknowledged any wrongdoing in connection with the agreement in principle.

     Among the uncertainties is that insurers that issued policies for $6 million of the insurance necessary to fund the settlement have disclaimed coverage. This dispute is the subject of a litigation pending in the U.S. District Court for the Eastern District of Long Island, which must be successfully resolved in order for the settlement to be implemented. The Company's plan of reorganization must also address other material litigation, claims by the Company's creditors and the Company's need for additional capital. There can be no assurance that the Company will be successful in its efforts to resolve those matters or that the other conditions to the settlement will be achieved. The Company's exclusive right to file a plan of reorganization expires on March 8, 1996.

     On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserts that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer
Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993, to correct inaccurate accruals of certain items into income. For pre-trial purposes, this litigation has been consolidated with the Class Action described above.

     In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. The Company believes that a focus of the investigation relates to accounting and disclosure issues with respect to certain of the patent license and advertising agreements it entered into during fiscal 1994 and, based on recent requests for information from the SEC, may also relate to other activities of the Company's previous management. The Company is cooperating fully with the investigation.

     The accounting treatment at issue in the investigation, which had been implemented after consultation with the Company's previous outside auditors and had been disclosed in the Company's quarterly filings with the SEC, was revised by the Company when it voluntarily restated its earnings on February 7, 1994.

     In October 1994, two individuals commenced an action against two of the Company's former officers and directors, Silverberg, et. al. v. Sculley, et. al., in the Superior Court of the State of California for the County of Los Angeles, Case No. BC 111206. The claims against the former officers and directors include breach of fiduciary duty, breach of covenant of good faith and fair dealing, deceit and misrepresentation, negligent misrepresentation, mismanagement and gross negligence. The complaint was subsequently amended to add the Company as a defendant. In November, 1995, the parties reached a settlement of this matter, the terms of which are confidential.

     In March 1995, Peter Caserta, Spectrum's former chief executive officer and chairman of the Board, Howard Schor, a former employee, John Bohrman, a former director, James Paterek, former president of Spectrum Global (which was sold by Spectrum in October), and nine other non-Company employees were indicted on charges of mail and wire fraud relating to activities of the Caserta Group, a financial services company Mr. Caserta headed. In January 1996, Mr. Caserta and Mr. Schor pleaded guilty to certain charges against them.

     The United States Attorney's Office for the Eastern District of New York also informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current CEO and Board of Directors. The Company is cooperating fully with the investigation.

Patent Related Proceedings

     During August 1994, Megahertz Corporation filed a Demand for Arbitration with the American Arbitration Association in Salt Lake City, Utah, Case No. 81 184 0008194, seeking a determination as to whether royalty payments by Megahertz were temporarily abated under the terms of a license agreement between Megahertz and Spectrum. Megahertz, in its arbitration request, asked for a determination of whether the Company has achieved certain licensing objectives and/or undertaken defined patent enforcement actions as set forth in the agreement. The parties jointly agreed to delay this proceeding in December 1994. The arbitration was subsequently automatically stayed by the Company's bankruptcy filing. On February 6, 1996, Megahertz, its parent company,
U.S. Robotics, and Spectrum entered into a settlement agreement with respect to all disputes among them, subject to the approval of the Bankruptcy Court, which approval is being sought (Note 7).

     On December 5, 1994, the Company filed a lawsuit against Motorola, Inc. for infringement of claims in six of its patents covering basic wireless data concepts. Motorola has denied the allegations in its answer. The case was originally filed in the United States District Court for the Eastern District of Virginia, but was transferred to the United States District Court for the Northern District of Alabama, Northeastern Division, and is captioned Spectrum Information Technologies, Inc. v. Motorola, Inc., Civil Action No. 95-U-234-NE. The parties stipulated to extend the dates in the case's original scheduling order by three months to permit the parties to pursue settlement discussions.
In January 1996, the parties entered another such stipulation.

Other Proceedings

     In January 1994, Robert Fallah, a former financial consultant instituted a suit, Fallah v. Spectrum Information Technologies,Inc., Index No. 94-1044, against the Company seeking $5,790,000 in damages related to purported promises made by the Company to give the plaintiff certain stock warrants in exchange for the consultant's services. The plaintiff filed a proof of claim in the Company's bankruptcy proceeding alleging $5,790,000 in damages. The Company has filed an objection to this claim in the Bankruptcy Court.

     In September 1994, the plaintiff in an action filed against the Company in April 1994, Blair v. Spectrum Information Technologies, 162nd District Court of Dallas County, amended his complaint to add Peter Caserta, a former officer and director of the Company, as a defendant. The amended complaint charges Mr. Caserta with breach of fiduciary duty, fraud, negligence and gross negligence in the alleged failure to allow Mr. Blair to participate in the Company's stock option plan. The plaintiff alleges that he was induced to begin employment with Spectrum Cellular through a promise that he would be allowed to participate in the Company's stock option plan and alleges breach of contract, fraud, negligence, breach of fiduciary relationship and bad faith against all defendants. The plaintiff terminated his employment with Spectrum Cellular Corporation in August 1994. Mr. Blair filed a proof of claim in the bankruptcy proceeding alleging $1 million in damages. The Texas lawsuit is stayed as to the Company by operation of the automatic stay. Settlement discussions have taken place between the Company and Mr. Blair's counsel.

     In October 1994, Gene Morgan and Gene Morgan Financial (collectively, "Gene Morgan") demanded in excess of $8 million dollars from the Company based on an alleged breach of a consulting agreement and failure to register certain underwriter's warrants. Gene Morgan filed a proof of claim in the bankruptcy proceeding claiming an unsecured nonpriority claim of $6.3 million alleging breach of contract under warrant. Gene Morgan, by its assignee, Lowenstein, Sandler, Kohl & Fisher, filed a proof of claim alleging approximately $1.9 million in damages arising from the alleged breach of the consulting agreement. The bankruptcy court has ruled that any claim Morgan may have under the warrant is subordinated under Section 510(b) of the bankruptcy code. A trial on this matter is being conducted before the United States Bankruptcy Court for the Eastern District of New York.

     On July 21, 1995, The Home Insurance Company of Illinois,
the Company's former primary directors' and officers' insurance carrier, and certain excess carriers (collectively, the "Home"), filed an adversary proceeding complaint in the Company's bankruptcy proceeding. In its complaint, the Home seeks rescission of a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers based upon material misrepresentations and/or omissions in the application for that
policy.   The Home also seeks a declaration that coverage is not
afforded under such policy for claims asserted against certain directors and officers of the Company. The Home alleges that the Company made certain misrepresentations and/or omissions regarding the existence of an SEC informal investigation and suits filed against the Company arising from alleged misstatements made by the Company regarding the license agreement it entered in fiscal 1994 with AT&T. The action has been removed to the United States District Court for the Eastern District of New York where a trial has been scheduled to begin on February 20, 1996. The Company believes the Home is obligated to provide the coverage at issue and intends to defend this action.

     In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. The action is currently stayed against the Company and Data One by the automatic stay provisions of the Bankruptcy Code. Subsequently, the individual defendants in the litigation other than Peter Caserta, the Company's former CEO, were dropped from the action. The plaintiff and Mr. Caserta entered a settlement, the terms of which are under seal by court order. In October 1995, Mr. Andersen filed a proof of claim against the Company alleging $1.5 million in damages based on the allegations described above. The Company intends to object to this claim on the grounds that, among other things, it was not timely filed. Additionally, Mr. Caserta filed a proof of claim against the Company alleging that he is entitled to indemnification from the Company based on the amount he paid to the plaintiff to settle this matter. Should the Class Action settlement described above be approved, it is the Company's position that Mr. Caserta's claim for indemnity will be released.

     The Company is also involved in other litigations. The Company had previously reserved approximately $4.7 million which had been prior management's estimate of the Company's portion of any ultimate settlement of the Class Action. The Class Action and other litigations were factors in the Company's decision to file for protection under Chapter 11. The effect of the bankruptcy filing on and the likely outcomes of these claims are uncertain at this time.

6.  Asset Dispositions

     On September 21, 1995, Spectrum sold its Spectrum Cellular facility in Dallas, Texas. The building was sold for approximately $780,000 resulting in a gain on the sale of $85,976. Net proceeds from the sale were $734,000, of which the Company has segregated $72,000 to cover claims related to property taxes filed by the City and County of Dallas.

     In July, 1995, the Company sold its AXCELL business and its license to certain related patent rights to Telular Corporation ("Telular") for $3,000,000 pursuant to an agreement approved by the Bankruptcy Court, which resulted in a gain of approximately $1,616,000. Net proceeds of the sale were $3,000,000. The patent rights relate to wireless interface technology and were obtained in a license agreement from Telular, and are not part of Spectrum's core direct connect patent portfolio. The sales of AXCELL products were approximately $132,000 and $894,000 for the nine months ended December 31, 1995 and 1994, respectively, and $152,000 for the three months ended December 31, 1994.

     On September 11, 1995, the Company entered an agreement to sell all of the capital stock of its wholly owned subsidiary Spectrum Global Services, Inc. ("Global") to The Lori Corporation and COMFORCE Corporation (collectively, "Purchaser") for
$6 million, plus a closing adjustment related primarily to the allocation of salaries and benefits of certain Spectrum and Global employees. Other members of the purchasing group included ARTRA Group Incorporated, a corporation organized under the laws of the State of Pennsylvania, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino and Christopher P. Franco. The sale of Global was subject to bankruptcy court approval and receipt of higher and better offers. A hearing regarding the transaction (and any higher and better offers) was held on October 17, 1995 before the United States Bankruptcy Court for the Eastern District of New York, following which the court approved the sale. The Purchaser paid cash for Global's stock at the October 17th closing. Net proceeds from the sale were $4,549,000.

     Following the sale, Mr. Ferrentino, a vice president of Global, and Mr. Franco, Spectrum's vice president and former general counsel, assumed senior management positions with the Purchaser, and the Purchaser announced that Mr. Paterek, president of Global, would become a consultant to COMFORCE Corporation.

7.  Subsequent Events

     On November 8, 1995, the Company reached an agreement in principle on a framework for settlement of the Class Action lawsuit that has been pending against the Company and certain of its present and former employees since May 1993. On January 19, 1996, the Bankruptcy Court approved the framework for settlement of the Class Action. The class plaintiffs in that lawsuit filed a claim against the Company in its bankruptcy proceedings in the amount of $676 million (Note 5). The settlement, if consummated, would be in satisfaction of that claim as well as all claims between the Company and the other defendants in the suit.

     On January 23, 1996 the Bankruptcy Court approved the
Company's motions for approval of severance agreements with two former employees and assumption of modified employment agreements with certain key employees.

     During January, the Company entered employment agreements with two executive officers: Mikhail Drabkin, as Chief Technical Officer and Richard duFosse as Vice President - Software Engineering. Mr. duFosse joined Spectrum on February 6, 1996 and Mr. Drabkin is scheduled to begin on March 20, 1996. Among other things, the agreements provide that following confirmation of Spectrum's plan of reorganization, each will be entitled to a severance benefit of one year's salary if the Company terminates their employment without just cause.

     Among the litigation pending against Spectrum when it filed for bankruptcy on January 26, 1995 was an arbitration
(the "Arbitration") instituted by Megahertz Corporation ("Megahertz") (Note 5). Since the institution of the Arbitration, Megahertz has been acquired by U.S. Robotics Corporation (collectively, Megahertz and U.S.Robotics are referred to as "U.S. Robotics"), which is the successor in interest to the business assets of Megahertz, including the intellectual property license and advertising agreements between Megahertz and Spectrum.
On February 6, 1996, Spectrum and U.S. Robotics executed a settlement in principle, in which, subject to Bankruptcy Court approval, they will enter a stipulation dismissing the Arbitration with prejudice, settle all disputes between Spectrum and U.S. Robotics, consolidate the license and advertising agreements between Spectrum and U.S. Robotics, alter the manner and method by which royalties are paid and create a strategic relationship between Spectrum and U.S. Robotics. The settlement provides in part that U.S. Robotics will pay Spectrum a substantial license fee and that Spectrum and U.S. Robotics will enter a strategic relationship beneficial to Spectrum's business development. Spectrum expects to file a motion seeking bankruptcy court approval of the settlement agreement shortly, which contains confidential information of Spectrum and U.S. Robotics and will be filed under seal with the court.

     In January 1996, the Company and Motorola entered into a second stipulation to extend for an additional three months the dates in the original scheduling order in the case pending before the U.S. District Court for the Northern District of Alabama in order to permit the parties to pursue settlement discussions (see note 5 to the consolidated financial statements).

     On February 9, 1996, Spectrum filed a Consolidated Plan of
Reorganization Proposed by Spectrum Information Technologies,
Inc. and its Affiliated Debtors (the "Plan") and associated
Disclosure Statement. The Disclosure Statement describes, among other things, the Plan, Spectrum's proposed business plan, and the proposed capitalization of Spectrum immediately following the effective date of the Plan. A hearing with respect to the Disclosure Statement is scheduled before the Bankruptcy Court for March 7, 1996. Copies of the Plan and Disclosure Statement will not be generally distributed until approval of the Disclosure
Statement has been received from the Bankruptcy Court although they will be available for review in the office of the Clerk of the Bankruptcy Court. Following such approval, the Company will file the Disclosure Statement with the Securities and Exchange Commission and distribute copies to its creditors and shareholders. Consistent with the agreement in principle on a framework to settle the Class Action securities litigation that has been pending against the Company since 1993, the Plan provides that the Company's current equity holders will be substantially diluted. The equity distribution, confirmation and effectiveness of the Plan and implementation of the proposed business plan are subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement. Accordingly, the value of the Company's common stock remains highly speculative.

     The proposed Plan and Disclosure Statement are subject to amendment, which amendments may be material.

     Data One intends to formulate a liquidating plan of reorganization to be proposed by Data One (the "Liquidating
Plan") and to prepare the related disclosure statement which will be distributed to creditors of Data One. The disclosure statement will describe, among other things, the Liquidating
Plan and the proposed distribution to creditors of Data One.

     SPECTRUM INFORMATION TECHNOLOGIES, INC AND SUBSIDIARIES
                     (DEBTORS IN POSSESSION)
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION



ORGANIZATION AND BUSINESS COMBINATION

     Spectrum Information Technologies, Inc. (the "Company" or "Spectrum") is a holding company with one continuing subsidiary, Spectrum Cellular Corporation ("Spectrum Cellular"). The Company discontinued the operations of its Dealer Service Business Systems, Inc. subsidiary d/b/a Data One ("Data One") in fiscal 1994 and its Computer Unlimited of Wisconsin, Inc. subsidiary d/b/a Computer Bay ("Computer Bay") in fiscal 1995. The Company sold its Spectrum Global Services, Inc. subsidiary ("Spectrum Global") on October 17, 1995. Spectrum Global, Data One and Computer Bay are reflected in the financial statements as discontinued operations.

     Effective January 26, 1995, the Company, Data One, Spectrum Cellular and Computer Bay filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. On May 25, 1995, the Bankruptcy Court granted the Company's motion to convert the Chapter 11 filing for Computer Bay to a case under Chapter 7 and, as a result, control of Computer Bay has been transferred to the Computer Bay trustee and no longer rests with the Company.

Chapter 11 Proceedings

      As discussed in Note 1 to the consolidated financial statements, the Company and three of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, in the United States Bankruptcy Court for the Eastern District of New York ("Bankruptcy Court"). The Class Action and other litigations were among the factors that contributed to the Company's decision to seek bankruptcy protection in order to position the Company to focus on its core business.

     Due to the Chapter 11 filing, the Company's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until a plan of reorganization is confirmed by the Bankruptcy Court. The Company's liquidity position has also been improved by the sale of the AXCELL (registered trademark) business and related patent rights and Spectrum
Global.   The positive effect has been offset by the increased
administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise.

     Management of the Company filed with the Bankruptcy Court a plan of reorganization on February 9, 1996. The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court (see Liquidity and Capital Resources below).

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

                 Three Months Ended          Nine Months Ended
                       December 31,               December 31,
           ------------------------   ------------------------
             1995    %   1994     %    1995     %   1994     %
            -----   --   ----    --    ----    --   ----    --
                            (Amounts in thousands)

Licensing
and other
Revenue   $   379   75    686    72 $ 1,758    80  1,118    51

Merchandise
Sales         125   25    267    28     445    20  1,081    49

Total
Revenues  $   504  100    953   100 $ 2,203   100  2,199   100
             ----  ---    ---   ---   -----   ---  -----   ---
Operating
costs
and
expenses:
Cost of
revenue        67   13    128    13     258    12    445    20
Selling,
general
and
admini-
strative
expenses    1,821  362  4,094   430   5,368   243 10,263   467
            -----  ---  ----- -----   -----   ---  -----   ---
Total
operating
costs and
expenses  $ 1,888  375  4,222   443   5,626   255 10,708   487
            -----  ---  -----   ---   -----   --- ------   ---
Operating
loss      $(1,384)(275)(3,269) (343)$(3,423) (155)(8,509) (387)
            =====  ===  =====   ===   =====   ===  =====   ===


     Consolidated revenues for the three months ended December 31, 1995 decreased by $449,000 or 47% and increased $4,000 for the nine months ended December 31, 1995, respectively, as compared to December 1994. The decrease for the three months ended December 31, 1995 is due to a decrease of $307,000, or 45%, and $142,000, or 53%, in royalty/licensing income and product sales, respectively. Royalties and licensing income decreased primarily as a result of a disputed royalty agreement with a certain licensee. The decrease in product sales is due to the sale of the AXCELL product line. AXCELL sales decreased $152,000 for the three months ended December 31, 1995 as compared to the prior year.

     The increase in consolidated revenues for the nine months ended December 31, 1995 is due to an increase in royalty/licensing income of $640,000 or 57% offset by a decrease in product sales of $636,000 or 59%. Royalties and licensing income increased primarily as a result of payments received pursuant to the Megahertz and Rockwell license agreements (see note 5 to the consolidated financial statements) offset by decreased royalties due to a disputed royalty agreement with a certain licensee. The decrease in product sales is due to the sale of the AXCELL product line. AXCELL sales decreased $762,000 for the nine months ended December 31, 1995 as compared to the prior year.

     Operating costs and expenses decreased approximately $2,334,000 or 55% and $5,082,000 or 47% during the three and nine months ended December 31, 1995 as compared to the same periods ending December 31, 1994. These decreases are primarily due to the decrease in selling, general and administrative expenses of approximately $2,273,000 or 56% and $4,895,000 or 48% for the three and nine months, respectively.

     The decrease in selling, general and administrative expenses for the three and nine months ended December 31, 1995 is primarily due to the decrease in professional fees (other than professional fees associated with the Company's bankruptcy proceeding)of $151,000 and $1,144,000, respectively. These decreases are primarily due to the stay of legal actions while the Company is in Chapter 11 bankruptcy proceedings. Decreases in personnel and related expenses of $464,000 and $702,000, respectively, and a decrease in travel and entertainment expenses of $65,000 and $207,000, respectively, are due to the overall downsizing of the Company. Other administrative expenses decreased $1,246,000 and $2,372,000, respectively, primarily due to the Company's move from Manhasset, New York to a smaller location in Purchase, New York. Advertising expense decreased $347,000 and $470,000 during the three and nine months ended December 31, 1995 primarily due to the sale of the AXCELL product line.

Operating Loss

     The Company's operating loss decreased $1,885,000 or 58% and $5,086,000 or 60% for the three and nine months ended December 31, 1995 as compared to the same periods in the prior year. The decreases are primarily due to the decreased selling, general and administrative expenses of 56% and 48%, respectively for the three and nine month periods reported, as well as a decrease in cost of goods sold of $61,000 or 48% and $187,000 or 42%, respectively, for the three and nine months ended December 31, 1995 as compared to the prior year due to the sale of the AXCELL product line.

Other Expense and Income

     Other income increased $186,000 and $1,820,000, respectively, for the three and nine months ended December 31, 1995 compared to the prior year. The large increase for the nine months ended December 31, 1995 is primarily due to the gain of $1,616,000 on the sale of the AXCELL product line.

Discontinued Operations

     As of January 25, 1995, the Company closed its Computer Bay subsidiary which is reflected as a discontinued operation in the consolidated financial statements. The Company did not record a provision related to its anticipated loss on a disposal because the case was converted into a Chapter 7. As a result of the conversion, the Company has recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee has filed a claim in the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors. However, the Company does not believe there are grounds for such consolidation. (See note 2 to consolidated financial statements).

     As of October 17, 1995, the Company sold its Spectrum Global subsidiary which is reflected as a discontinued operation in the consolidated financial statements(See note 7 to consolidated financial statements).

     Data One intends to formulate a liquidating plan of reorganization to be proposed by Data One (the "Liquidating
Plan") and to prepare the related disclosure statement which will be distributed to creditors of Data One.
The disclosure statement will describe, among other things, the Liquidating Plan and the proposed distribution to creditors of Data One.

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

Liquidity and Capital Resources

     Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to restructure its largest subsidiary, Computer Bay, as a discontinued operation and to file for bankruptcy protection under Chapter 11 on January 26, 1995
(see Chapter 11 proceedings above).

     During the nine months ended December 31, 1995, working capital (current assets less current liabilities) decreased by approximately $1,916,000 to $7,517,000. This decrease is primarily due to an increase in accrued liabilities of $1,461,000 primarily due to professional fees associated with bankruptcy related issues.

     Net cash used by continuing operations decreased approximately $9,037,000 when compared to the prior year primarily as a result of the Company's net loss from operating activities decreasing from $12,073,000 for the nine months ended December 31, 1994 to $123,000 for the nine months ended December 31, 1995. In addition, through downsizing and bankruptcy protection relating to litigations and indemnifications, the Company was able to decrease its operating expenses as compared to the prior year. An increase in accrued expenses primarily related to bankruptcy professional fees was also responsible for the decrease in cash used.

     Net cash provided by investing activities decreased
$467,000 for nine months ended December 31, 1995 when compared to the prior fiscal year due to the cash proceeds from the sales of the Global subsidiary, AXCELL product line and real property in Dallas, as compared to the cash proceeds from the sale of marketable securities in fiscal 1995. Capital expenditures amounted to approximately $58,000 for the nine months ended December 31, 1995. These expenditures are primarily related to office relocation and rejected capital leases.
Capital expenditures for the nine months ended December 31, 1994 were approximately $130,000. The Company has no material commitments outstanding as of quarter end; however, the Company anticipates that capital expenditures may increase as a result of anticipated efforts to further develop core technology.

     There were no financing activities during the nine months ended December 31, 1995. During the nine months ended December
31, 1994, certain persons exercised stock options and warrants which resulted in a $770,000 increase in cash.

     For the nine months ended December 31, 1995 net cash required by discontinued operations was $1,861,000 as compared to net cash provided by discontinued operations of $1,214,000 for the nine months ended December 31, 1994.

     As part of its plan of reorganization the Company is attempting to settle all significant litigation. The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the
Bankruptcy Court.   However, the uncertainties relating to the
confirmation of a plan of reorganization and the continuing
losses (see Operating Loss above) raise substantial doubt about the Company's ability to continue as a going concern (see note 1 to consolidated financial statements). The Company continues to evaluate the performance of the continuing subsidiaries
in order to conserve cash.   In July 1995, the Company
received $3,000,000 for the sale of its AXCELL business and the related license to certain patent rights to Telular Corporation ("Telular") (see note 6 to the consolidated financial statements). As a result of the sale, the operations of Spectrum Cellular have been downsized.

     As of October 17, 1995, the Company sold its Spectrum Global subsidiary for net cash proceeds of approximately $4,549,000 after expenses of $325,000 (see note 6 to the consolidated financial statements).

    SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Debtors in Possession)
                            FORM 10-Q
                        December 31, 1995


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Chapter 11 Reorganization Under The Bankruptcy Code

     On January 26, 1995, the Debtors (see note 1 to the consolidated financial statements) filed petitions for relief under Chapter 11 in the United States Bankruptcy Court for the Eastern District of New York, Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260. Spectrum Global
did not file for bankruptcy. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors for the Debtors, other than Computer Bay, and another for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate, and the Company no longer has control over the Computer Bay estate. Spectrum and Spectrum Cellular are continuing to manage their affairs and operate their businesses under Chapter 11 as debtors in possession while formulating a plan of reorganization. The operations of Data One were discontinued as of December 31, 1994. By order of the Bankruptcy Court, the bar date for filing proofs of claim in the Chapter 11 proceeding was established as September 7, 1995.

     Excluding the material litigation discussed herein
(see note 5 to the consolidated financial statements) and improperly filed claims by shareholders, approximately 308 claims were filed against the Debtors alleging approximately $5.4 million in creditors' claims. These claims primarily consisted of approximately: $1.7 million in claims by vendors; $855 thousand in claims by former employees based upon severance and employment agreements; $1.2 million in indemnification claims for legal fees and settlement of litigation by former employees; $784 thousand in claims arising from rejected leases; $554 thousand claimed by a Computer Bay financing company; and $314 thousand related to a prepaid Data One maintenance contract.
Additionally, the Trustee appointed to administer the Computer Bay estate filed a claim alleging $4.4 million in damages. The Company, along with its outside counsel, is evaluating each of these claims and reconciling them to its books and records.

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

     As debtor in possession, the Company has the right, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Company, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Company to assume or reject those contracts or leases. In this context, "assumption" means that the Company cures or provides adequate assurance that it will cure all existing defaults under contract or lease and provides adequate assurance of future performance under the contract or lease. "Rejection," which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Company is relieved of its obligations to perform further under the contract or lease. Rejection of an executory contract or lease constitutes a breach of that contract immediately before the date of filing of the petition and gives the nondebtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claims had arisen before the date of the filing of the petition.

     The Company has received Bankruptcy Court approval to assume certain modified employment contracts with other employees with preexisting employment agreements, eliminating some contractual perquisites and creating at-will employment relationships with certain of these employees. The Company rejected all leases for automobiles leased on behalf of employees. Additionally, the Company has rejected the real property lease associated with its former Manhasset, New York headquarters and leases for certain furniture and equipment.

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

Plan of Reorganization - Procedures.

      For 120 days after the Petition Date, the Company has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the Company files a plan of reorganization during the 120 day exclusivity period, no other party may file a plan of reorganization until 180 days after the Petition Date, during which period, the Company has the exclusive right to solicit acceptance of the plan. If the Company fails to file a plan during the 120-day exclusivity period or such additional time period ordered by the Bankruptcy Court (the "Exclusivity Period") or, after such plan has been filed, fails to obtain acceptance of such plan from impaired classes of creditors and equity security holders during the exclusive solicitation period or such additional time period ordered by the Bankruptcy Court, any party-in-interest, including a creditor, an equity security holder, a committee of creditors, or an indenture trustee, may file a plan of reorganization in the Chapter 11 proceedings. Additionally, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party-in-interest may file a plan, regardless of whether any additional time remains in the Company's Exclusivity Period. On January 23, 1996 the Bankruptcy Court granted the Company's request to extend the Exclusivity
Period to March 8, 1996. The Company filed a plan of reorganization on February 9, 1996 (see Other Proceedings below).

     The Company filed with its Chapter 11 petition a list containing the names and addresses of its twenty largest known creditors for the Company and for each of the three filing subsidiaries. The Company, Spectrum Cellular and Data One have, within the time periods set by the Bankruptcy Court, filed with the Bankruptcy Court schedules of assets and liabilities and other schedules and statements of affairs as required by Bankruptcy Rules and by the Local Rules of the Bankruptcy Court.
Section 501 of the Bankruptcy Code allows any creditor or indenture trustee to file a proof of claim with the Bankruptcy Court and any equity security holder to file a proof of interest with the Bankruptcy Court. A claim or interest, proof of which is filed under Bankruptcy Code Section 501, is deemed allowed, unless a party-in-interest (including the Company) objects thereto. If an objection is made to the allowance of a claim, the Bankruptcy Court, after notice and hearing will determine the amount, validity, and priority of such claim. The last date (bar date) for filing proofs of claim or interest was established by order of the Bankruptcy Court as September 7, 1995.

     These claims are liabilities subject to compromise under a plan of reorganization (See note 3 to the consolidated financial statements).

     Now that a plan has been filed with the Bankruptcy Court on February 9, 1996, it will be sent with a disclosure statement approved by the Bankruptcy Court after notice and hearing, to members of all classes of impaired creditors and equity security holders entitled to vote with ballots for acceptance or rejection. Such hearing has been scheduled for March 7, 1996. The proposed Plan and Disclosure Statement are subject to amendment, which amendments may be material. Following acceptance or rejection of any plan by impaired classes of creditors and equity security holders, the Bankruptcy Court at a hearing on notice would consider whether to confirm the plan. Among other things, to confirm a plan, the Bankruptcy Court is required to find that (i) each holder of a claim or interest of an impaired class of creditors and equity security holders either has accepted the plan or will receive or retain under the plan on account of such claim or interest property of a value, as of the effective date of the plan, that is not less than the amount that such holder would so receive or retain if the Company were liquidated under Chapter 7 of the Bankruptcy Code on such date,
(ii) if any class of claims is impaired under the plan, at least one class of claims that is impaired under the plan has accepted the plan, and (iii) confirmation of the plan is not likely to be followed by the liquidation or need for further financial reorganization of the Company or any successor, unless such liquidation or reorganization is proposed in the plan.

     If at least one class of claims that is impaired under the plan has accepted the plan, and certain other requirements of the Bankruptcy Code relating to plan confirmation are satisfied, the proponent of the plan may invoke the so-called "cramdown" provisions of section 1129(b) of the Bankruptcy Code. Under these provisions, the Bankruptcy Court, on request of the proponent of the plan, shall confirm the plan if the plan does not discriminate unfairly, and is fair and equitable, with respect to each class of claims or interests that is impaired under, and has not accepted, the plan. As used in the Bankruptcy Code, the phrases "discriminate unfairly" and "fair and equitable" have narrow and specific meanings. A "cramdown" might result in holders of the Company's Common Stock receiving no property or other value for their equity security interests. Because of this and other possibilities, the value of the Company's Common Stock is highly speculative.

     The Company intends to formulate a liquidating plan of reorganization to be proposed by Dealer Service Business Systems d/b/a Data One (the "Liquidating Plan") and to prepare the associated disclosure statement which will be distributed to creditors of Data One. The disclosure statement will describe, among other things, the Liquidating Plan and the proposed distribution to creditors of Data One.

Other Proceedings

     On November 8, 1995, the Company reached an agreement in principle on a framework for settlement of the Class Action lawsuit that has been pending against the Company and certain of its present and former employees since May 1993. On January 19, 1996, the Bankruptcy Court approved the framework for settlement of the Class Action. The class plaintiffs in that lawsuit filed a claim against the Company in its bankruptcy proceedings in the amount of $676 million (see note 5 to consolidated financial statements). The settlement, if consummated, would be in satisfaction of that claim as well as all claims between the Company and the other defendants in the suit.

     The settlement is contingent on numerous factors, including among other things successfully resolving a litigation regarding insurance coverage (see note 5 to consolidated financial statements), negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties including plaintiffs in the class action, and approval of the settlement by the United States District Court in which the class action suit is pending.

     Under the terms of the agreement in principle, the Company and the class plaintiffs have agreed to a framework under which it is contemplated that the Company will issue to the class plaintiffs under its Plan a number of shares of its preferred stock, which will automatically convert into common stock at the end of two years, equal in number to the common stock to be issued to existing shareholders under the Plan. This understanding is subject to contingencies which could alter the framework of the settlement, including without limitation the percentage of the Company's stock to be issued to the class.
In a related agreement, the class plaintiffs are also to receive the proceeds, net of certain fees and expenses amounting to approximately $1 million, from $10 million of insurance policies covering the Company's directors and officers and, in addition, as a result of court supervised negotiations and on the recommendation of the Court, $1,350,000 from the various individual defendants in the action and $250,000 from the Company. Neither the Company nor the individual defendants acknowledged any wrongdoing in connection with the agreement in principle.

     Among the uncertainties is that insurers that issued policies for $6 million of the insurance necessary to fund the settlement have disclaimed coverage. This dispute is the subject of a litigation pending in the U.S. District Court for the Eastern District of Long Island, which must be successfully resolved in order for the settlement to be implemented (see note 5 to consolidated financial statements). The Company's plan of reorganization must also address other material litigation, claims by the Company's creditors and the Company's need for additional capital. There can be no assurance that the Company will be successful in its efforts to resolve those matters or that the other conditions to the settlement will be achieved.
The Company's exclusive right to file a plan of reorganization expires on March 8, 1996.

     On February 9, 1996, Spectrum filed a Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies,
Inc. and its Affiliated Debtors (the "Plan") and associated Disclosure Statement. The Disclosure Statement describes, among other things, the Plan, Spectrum's proposed business plan, and the proposed capitalization of Spectrum immediately following the effective date of the Plan. A hearing with respect to the Disclosure Statement is scheduled before the Bankruptcy Court for March 7, 1996. Copies of the Plan and Disclosure Statement will not be distributed until approval of the Disclosure Statement has been received from the Bankruptcy Court although they will be available for review in the office of the Clerk of the Bankruptcy Court. Following such approval, the Company will file the Disclosure Statement with the Securities and Exchange Commission and distribute copies to its creditors and shareholders. Consistent with the agreement in principle on a framework to settle the Class Action litigation that has been pending against the Company since 1993, the Plan provides that the Company's current equity holders will be substantially diluted. The equity distribution, confirmation and effectiveness of the Plan and implementation of the proposed business plan are subject to numerous uncertainties set forth in detail in the Plan and Disclosure Statement. Accordingly, the value of the Company's common stock remains highly speculative.

     The proposed Plan and Disclosure Statement are subject to amendment, which amendments may be material.

     Data One intends to formulate a liquidating plan of reorganization to be proposed by Data One (the "Liquidating Plan") and to prepare the related disclosure statement which will be distributed to creditors of Data One. The disclosure statement will describe, among other things, the Liquidating Plan and the proposed distribution to creditors of Data One.

     On January 23, 1996 the Bankruptcy Court approved the
Company's motions for approval of severance agreements with two former employees and assumption of modified employment agreements with certain key employees.

     During January, the Company entered employment agreements with two executive officers: Mikhail Drabkin, as Chief Technical Officer and Richard duFosse as Vice President - Software Engineering. Mr. duFosse joined Spectrum on February 6, 1996 and
Mr. Drabkin is scheduled to begin on March 20, 1996.   Among
other things, the agreements provide that following confirmation of Spectrum's plan of reorganization, each will be entitled to a severance benefit of one year's salary if the Company terminates their employment without just cause.

     Among the litigation pending against Spectrum when it filed for bankruptcy on January 26, 1995 was an arbitration (the "Arbitration") instituted by Megahertz Corporation ("Megahertz") (see note 5 to the consolidated financial statements). Since the institution of the Arbitration, Megahertz has been acquired by U.S. Robotics Corporation (collectively, Megahertz and U.S. Robotics are referred to as "U.S. Robotics"), a subsidiary of which is the successor in interest to the business assets of Megahertz, including the intellectual property license and advertising agreements between Megahertz and Spectrum. On February 6, 1996, Spectrum and U.S. Robotics executed a settlement in principle, in which, subject to Bankruptcy Court approval, they will enter a stipulation dismissing the Arbitration with prejudice, settle all disputes between Spectrum and U.S. Robotics, consolidate the license and advertising agreements between Spectrum and U.S. Robotics, alter the manner and method by which royalties are paid and create a strategic relationship between Spectrum and U.S. Robotics. The settlement provides in part that U.S. Robotics will pay Spectrum a substantial license fee and that Spectrum and U.S. Robotics will enter a strategic relationship beneficial to Spectrum's business development. Spectrum has applied to the bankruptcy court for approval of the settlement, which contains confidential information of Spectrum and U.S. Robotics and has been filed under seal with the court.

     In January 1996, the Company and Motorola entered into a second stipulation to extend for an additional three months the dates in the original scheduling order in the case pending before the U.S. District Court for the Northern District of Alabama in order to permit the parties to pursue settlement discussions (see note 5 to the consolidated financial statements).

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

Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

          A.   Exhibits
               No.

               2. Stock Purchase Agreement, dated September 11, 1995, by and among the Company and The Lori Corporation, COMFORCE Corporation, et al. has been previously filed as an exhibit to the Company's Current Report on Form 8-K dated October 17, 1995 and incorporated herein by reference.

               27.  Financial Data Schedule

               99.  Disclosure Statement with Respect to the
Consolidated Plan of Reorganization Proposed by Spectrum
Information Technologies, Inc. and Spectrum Cellular Corporation
Dated as of:  February 8, 1996.


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

Dated:    February 13, 1996


                         SPECTRUM INFORMATION TECHNOLOGIES, INC.

                         By  /s/   Donald J. Amoruso
                           -----------------------------------
                             Donald J. Amoruso
                             Chief Executive Officer and
                             Chairman of the Board of Directors


                         By  /s/   Barry J. Hintze
                           -----------------------------------
                             Barry J. Hintze
                             Controller and
                             Principal Accounting Officer