Form 10-K
period 1996-03-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1996-06-27
CIK 812551

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
         of the Securities Exchange Act of 1934 [Fee Required]
                For the Fiscal year ended March 31, 1996

                      Commission File No. 0-15596

                                SPECTRUM
                      INFORMATION TECHNOLOGIES INC
Delaware                                                        75-1940923
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

                        2700 Westchester Avenue
                        Purchase, New York 10577
                             (914) 251-1800
           (Address including zip code of principal executive
    offices and Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

     Title of each class Name of each exchange on which registered

                          None Not applicable

Securities registered pursuant to section 12(g) of the Act:

                Common Stock, Par Value $.001 Per Share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

      The aggregate market value of voting stock held by nonaffiliates of the Registrant as of June 14, 1996 was approximately $26,069,000 based on the average of the high and low prices of the Common Stock on June 14, 1996 of $0.34 as reported by the National Quotation Bureau. As of June 14, 1996, the registrant had outstanding 76,675,448 shares of its Common Stock, par value $.001 per share.

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain information as set forth in Part IV (Item 14) has been incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended March 31, 1988, 1990, 1991, 1992 , 1993,
1994 and 1995 and the Company's Registration Statements on Form S-1
(Reg. No. 33-36559) and on Form S-3 (Reg. No. 33-48181, 33-51540 and
33-51588), as set forth herein.

                       Page 1 of__________ pages

                SPECTRUM INFORMATION TECHNOLOGIES, INC.

                           INDEX TO FORM 10-K
                FOR THE FISCAL YEAR ENDED MARCH 31, 1996

Item                                                                  Page
 No.                                                                   No.
- ------                                                                -----




                                 Part I


   1  Business....................................................     2


   2  Properties..................................................    13


   3  Legal Proceedings...........................................    14


   4  Submission of Matters to a Vote of Security Holders.........    20



                                Part II


   5  Market for the Registrant's Common Equity and Related
      Stockholder Matters.........................................    20


   6  Selected Financial Data.....................................    21


   7  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.........................    22


   8  Financial Statements and Supplementary Data.................    25


   9  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.........................    26


                                Part III

  10  Directors and Executive Officers of the Registrant..........    26


  11  Executive Compensation......................................    26


  12  Security Ownership of Certain Beneficial Owners and
      Management..................................................    28


  13  Certain Relationships and Related Transactions..............    29


                                Part IV


  14  Exhibits, Financial Statements Schedules and Reports
      On Form 8-K.................................................    29

             SPECTRUM INFORMATION TECHNOLOGIES, INC.
                            FORM 10-K
             FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                              PART I


Item 1.  Business.

Overview

   Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum") and its subsidiaries (collectively, the "Company"), own a portfolio of pioneering patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding the fiscal year covered by this report, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. During the past fiscal year, however, Spectrum's new management and Board of Directors concluded that royalty revenue from the Company's existing licensing program would not achieve prior business expectations and began implementing a strategy that fundamentally refocuses the business direction of the Company. Spectrum's business objective is to further develop its core proprietary technology and become a leading provider of value added mobile communications software and related products.

   Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits (IC) and modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (software drivers and cables) and markets them to the Company's licensees. These two components - technology licensing and development and marketing of activation kits - are the primary sources of operating revenues which constitute the core business of the Company.

   Spectrum has recently hired two senior technologists, Richard duFosse, Vice President - Software Engineering, and Mikhail Drabkin, Chief Technical Officer, (See Directors and Executive Officers of the Company) to formulate product strategy and to implement product development plans consistent with Spectrum's new strategy. The Company is currently adding engineering staff with the necessary skills to support the business objectives.

    As part of refocusing the Company, beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing throughout the fiscal year ended March 31, 1996, Spectrum's management restructured the Company to focus on its core business. As part of the restructuring, Spectrum closed one of its unprofitable subsidiaries, the liquidation of which is under the supervision of the bankruptcy court, and sold a second wholly-owned subsidiary, Spectrum Global Services, Inc., a Delaware corporation ("Spectrum Global"), effective October 17, 1995 (See Note 2 to the Consolidated Financial Statements). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's core business. The Company also significantly downsized its Spectrum Cellular Corporation ("Cellular") subsidiary in Texas.

    In July 1995, the Company also sold its non-profitable AXCELL(R) cellular interface product line and certain related patent rights to Telular Corporation ("Telular"). In fiscal 1992, Spectrum had licensed these patent rights from Telular. In management's opinion, AXCELL(R) was being replaced in the market by the Company's direct connect technology. Management therefore did not believe that AXCELL(R) was a viable product in the long run and was inconsistent with management's strategy to develop its core technology into mobile communication software products (See History).

   As part of the restructuring process, Spectrum has included in its proposed plan of reorganization the consolidation of the Company's bankruptcy estate with that of its Cellular subsidiary. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity (See Item 3 Legal Proceedings - Bankruptcy Proceedings).

    The Company's executive offices were relocated in May 1995 to 2700 Westchester Avenue, Purchase, New York 10577.

Bankruptcy Proceedings

   On January 26, 1995, as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. The Company has filed a separate liquidating plan of reorganization for Data One (the "Liquidation Plan").

    In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan, if confirmed, provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest thereon. It also settles the $676 million class action lawsuits filed against the Company by the payment of a minimal amount of cash and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors.

   The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, voted to accept the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27.6 million shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted the Plan if the plan is accepted by holders of at least two-thirds of the allowed interests that have voted on the plan. The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for July 17, 1996 (See Item 3 - Legal Proceedings Bankruptcy Proceedings). This rescheduling was necessary because Plan confirmation is contingent upon the successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers (See Item 3 - Legal Proceedings - Other Proceedings). This is the only known remaining significant issue that must be resolved prior to confirmation of the Plan, however, it is a contingency for approval of the Class Action Settlement, which is a condition precedent to Plan confirmation.

Management Strategy

  The discussions set forth in this section and this Form 10-K involve management's strategy and implementation of a business plan that refocuses the Company's core business from the generation of royalties associated with the license of its intellectual property to the development and distribution of mobile communications software and related products. These discussions contain forward looking statements regarding Spectrum's implementation of this strategy that involve significant risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward looking statements.

  Management is transforming the Company's business from an intellectual property company to becoming a leading provider of value added mobile communications software and related products. Key to this strategy are (1) increasing the number of modems and related data communications devices in use that incorporate the Company's patented cellular technology, (2) developing value added relationships with key licensees and (3) increasing the use of Spectrum's patented cellular technology, as embodied in Spectrum-supplied activation kits, through software providing enhanced functionality and ease of use. Management believes that this strategy will expand the market for cellular data communication. Spectrum will expand these products into a complete suite of mobile communications software products and solutions to be sold to a growing mobile professional workforce.

  The Company's management believes that Spectrum's previous business strategy (reliance on license royalty payments) failed largely due to (1) significantly smaller-than-anticipated growth in the number of cellular data users (which may have been caused in part by high Spectrum royalty rates) and (2) lack of "user friendly" software with seamless and reliable capability for switching from landline to cellular data communications. Spectrum expects to alleviate some of these problems by removing costly royalty barriers, by establishing strategic license relationships to seed the market with Spectrum's technology and by using this opportunity to market value added software products that encourage and simplify the use of cellular data transmission.

  Since January 1995, Spectrum's management began the implementation of several key steps to refocus the Company from an intellectual property and licensing organization to a provider of software communications products for mobile professionals.
Such steps include:

           a. The operational restructuring of Spectrum to substantially reduce losses from continuing operations, including elimination of certain unprofitable operations.

           b. The selling of non-core assets and realigning the Company's remaining business.

           c. The resolution of litigation and other liabilities issues through the bankruptcy process.

           d. Energizing the Company's research and development organization by hiring known technical leaders in software and communications, respectively, to form the core of a creative technical organization.

           e. Converting existing and potential licensing relationships with original equipment manufacturers ("OEM") into relationships that provide the opportunity to be distribution channels for the Company's new products.

           f. Developing new channels of distribution for future products.

  Spectrum believes that it has completed steps (a) and (b) and is making progress on steps (c) and (d). Assuming Spectrum's Plan is confirmed, Spectrum will have resolved approximately $709 million in claims filed against the Company, many of which are litigations that have been plaguing the Company for the past several years. Spectrum is actively recruiting experienced technical personnel to implement software development plans. However, Spectrum's background and adverse publicity have made recruiting more difficult than normally expected. Steps (e) and
(f) have been an ongoing process. Spectrum has concluded agreements with two key licensees, and is in negotiations with other licensees and OEMs (See Competition and Item 3 - Legal Proceedings - Patent Related Proceedings). There can be no assurances that the Company will successfully convert these relationships into distribution channels for its future products or that the Company will generate sufficient revenues from the sales of these products to achieve profitability.

Risk Factors

  The Company's management believes that developing a product based strategy is essential to the long term success of the Company as a going concern. Leveraging the Company's proprietary wireless driver software assets and capabilities into a mobile communications software business offers near term opportunity to achieve turnaround. Management's strategy, as described above and elsewhere throughout this report, however, contains forward looking tactics and statements that are subject to significant risk and uncertainty. Failure to successfully implement this strategy will raise substantial doubt about the Company's ability to continue as a going concern.

  Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the expenses associated with maintaining this royalty revenue stream. Under the current strategy, management expects to have a continued negative cash flow until it develops and markets a new line of mobile communications software products. Unlike its competitors, the Company's limited financial resources do not allow the Company significant room to err in its product development and marketing.

  Risks associated with the current strategy include, but are not limited to, overcoming the negative image Spectrum has developed in the past and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to mobile communications software markets; developing relationships with existing licensees, some of which are current competitors, into channels for distribution of new products; developing new channels for distribution; hiring key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts by industry specialists regarding wireless and mobile communications market growth; limited capital investment upon exiting Chapter 11; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

Bankruptcy Proceedings. Settlement of the Class Action (see Item
3 - Legal Proceedings - Securities Related Proceeding) is a condition precedent to confirmation of the Company's Plan.

Settlement of the Class Action is contingent upon a favorable decision in the Home Action. (see Item 3 Legal Proceedings Other Proceedings). If the Class Action settlement is not consummated, it is highly unlikely that the Plan, as written, will be confirmed. If the Plan is not confirmed, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of the Debtors under Chapter 7 or Chapter 11 of the Bankruptcy. Each alternative raises substantial doubts about the Company's ability to continue as a going concern.

Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by Company. To address these risks, the Company must, among other things, rebuild management and technical credibility with current and potential customers, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future until new product development and market acceptance of its products are achieved (See History).

Developing Market; Acceptance of the Company's Products. The market for the Company's software and services has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services for mobile communication. As is typical in the case of a growing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software products will offer advantages for mobile communications, there can be no assurance that the Company's products for mobile communication will become widely adopted.

  Because the market for the Company's products and services is evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop, that the Company's products or services will be adopted, or that mobile PC users in business will use wireless networks for data communication. If the market fails to develop, develops more slowly that expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

Competition. The market for mobile communications software and services is relatively new, becoming intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's key current competitors include Megahertz, a subsidiary of U.S. Robotics, Motorola and AT&T, all of which are licensees of the Company (See Competition).

New Product Development and Technological Change. Substantially all of the Company's current and near term revenues are expected to be derived from the licensing of its proprietary technology and sale of its associated activation kits. Accordingly, broader acceptance of the Company's activation products by customers is essential to the Company's future success. The Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's activation kit products are designed for use with circuit switched cellular networks. Future sales of the Company's products will be dependent, in part, on software products that are independent of networks and are functional to support mobile user needs, anyplace, anytime. The Company's inability to successfully expand its product offerings will have a material adverse effect on the Company's business, operating results or financial condition.

Evolving Distribution Channels. The Company's strategy is to develop multiple distribution channels. The Company has historically sold its activation kit products only through some of its licensees which are original equipment manufacturers ("OEMs"). The Company expects to increasingly utilize other OEMs which have competing products and has recently begun marketing efforts to these potential customers. In the future, the Company plans to utilize value added resellers ("VARs") as a channel for more advanced software products. The Company expects that increased sales through certain OEMs and VARs will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that are typically charged when selling through indirect channels. Moreover, there can be no assurance that the Company will be able to attract VARs that will be able to market the Company's products effectively. Consequently, the Company may be adversely affected should it fail to adequately penetrate either channel. The inability to recruit, manage or retain important VARs, or their inability to penetrate their respective market segments, could materially adversely affect the Company's business, future business, operating results or financial condition.

           The Company plans to develop a field sales force and expand its telemarketing organization. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. Since February 1, 1996, the Company has increased its engineering staff from two to four employees. Two additional engineers have accepted positions to begin in July 1996. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, most of whom have worked together for only a short period of time. Given the Company's early stage of transition and restructuring, the Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled development teams. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical personnel. Competition for such personnel is intense, and given Spectrum's past history, there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

Limited Capital Resources. If the Company successfully emerges from Chapter 11 bankruptcy, it will have limited cash assets to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating, results and financial condition that timely product introduction and market acceptance is achieved. Any delays or reduction in product shipments will have a materially adverse effect on the Company's business, operating results and financial condition.

Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the NASD OTC Bulletin Board. If the Company successfully emerges from Chapter 11, there can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to existing Chapter 11 to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. In addition, the Company is planning to apply for listing on one of the major exchanges in the future. There can be no assurances the Company will be accepted for listing.

Shares Eligible for Future Sale. Sale of a substantial number of shares of common stock in the public market following the Company's emergence from Chapter 11 through the distribution of preferred stock to class action plaintiffs and the conversion of preferred stock to common stock could adversely affect the future market price for the common stock (See Item 3 Legal Proceedings Bankruptcy Related Proceedings).


The Industry

   The development of networks linking portable computers, workstations, minicomputers and mainframes at separate locations has occurred primarily in connection with the decentralization of business operations, the evolving enterprise environment of client/server computing and the need to perform data-intensive business functions at distant offsite locations. As a result, demand is also increasing for more sophisticated, cost-effective and reliable mobile data communication system solutions, including portable computers, wireless data communication devices (modem PC cards), associated peripheral equipment, and mobile software utilities for mobile applications.

   Computer and telecommunications companies have been making significant investments in the manufacturing and development of new mobile computing devices and wireless networks. As a result, the wireless communication industry has experienced the emergence of a number of competing wireless data network technologies and services. The Company's proprietary technology is particularly applicable to data transmission over circuit-switched cellular networks. While there are new wireless communications networks entering the market, management believes that circuit switched cellular will attract a significant share of wireless data transmission. However, the Company's mobile software product strategy will support the full range of wireless technologies and will observe network neutrality, allowing the use of the most appropriate network for each type of mobile application.

  The Company's research indicates that numerous industry activities and technologies are converging to support the mobile work force. This indication is substantiated by growth observed in portable computer, facsimile, cellular telephone, electronic mail, client/server and database service applications. The Company believes in order that wireless data communications capability is essential to businesses seeking to provide real time support to their field personnel and mobile professionals to remain competitive.

  Based on published market research forecasts, the Company expects significant growth in PC Card Fax/Modems sold over the next five years within the United States from approximately 3 million per year to 7.5 million per year in 1999. Management foresees that the majority of these PC Card Fax/Modems are expected to include Spectrum intellectual property. Further, the number of cellular subscribers in the United States is expected to increase from approximately 30 million subscribers to 60 million by the year 2000. Within this growth market of cellular subscribers, wireless circuit switched cellular data subscribers are forecasted to increase in this same period from some 200 thousand to over 2.5 million by 1999. Management believes that these trends provide a strong indication of future opportunities for mobile communication products.

   When analyzed closely, it appears that no single wireless network carrier will be able to provide an optimized set of the features needed to support multiple groups of users with widely different information needs and work behaviors. Mobile users in all likelihood would appreciate access to multiple wireless networks with the ability to determine the optimal network for communicating based upon features such as speed of communication, reliability of transmission and cost of transmission. Management believes that its proprietary technology can be applied to satisfying the market needs for such products.

Products Under Development

  Spectrum's current product offerings are proprietary direct connect activation kits (software drivers and cables) providing interface connection to a variety of cellphones and PC card modems sold directly to licensed modem manufacturers. These product offerings have been enhanced by the Company's recent cross-license agreement with Motorola (See Competition and Item 3
- - Legal Proceedings - Patent Related Proceedings) to allow Spectrum to offer kits for operation with certain Motorola proprietary cellphones subject to a prescribed certification program.

    Near term products under development include utilities software to simplify the set up of cellular communications and to enhance the use of cellular connectivity. These products will enable non-technical mobile professionals to easily and efficiently access and receive data using their cellular phones and portable computers.

   The Company is currently evaluating market needs for next generation products to extend computer based business processes to mobile professionals using a broad range of wireless and wireline technologies, as well continuing to increase the utilization of cellular data technology. These products most likely will embody advanced techniques to make mobile communications simple, efficient, cost effective and network independent.

Competition

  The wireless and mobile data communications industry is intensely competitive and is characterized by rapid technological advances. These advances result in the frequent introduction of new products with increased performance capabilities and significant price/performance improvements. Competition in this market is based upon several factors, including product features, price, quality and reliability, service and support, marketing and distribution. Many of Spectrum's competitors and potential competitors have more extensive engineering and marketing capabilities and greater financial, technological and personnel resources than does the Company.

    Management believes that certain of its competitors may be infringing upon the Company's patents and/or may infringe upon patent rights that will be acquired by Spectrum by virtue of its pending patent applications. In addition, certain of the

Company's licensees have been granted the right to make or have made and sell activation kits in competition with the Company. Spectrum's competitiveness is dependent upon its ability to cost effectively resolve infringement issues, to develop and introduce new performance-leading products and technologies and to expand the market for its technology, including capturing market share previously given to competitors under its licensing program. There can be no assurance that Spectrum's products will be as competitive as other products based upon similar or alternative technologies are introduced.

    In reference to the activation kits and near term development efforts, the following companies are licensees as well as key direct competitors:

      AT&T: In 1993, Spectrum and AT&T entered a license agreement, pursuant to which AT&T has full rights to (i) utilize Spectrum's established and certain pending technology and (ii) produce competing products, while paying Spectrum only relatively modest royalties. The pending breakup of AT&T has provided an opportunity to discuss modifications to an existing license with AT&T and/or the entities that will be spun off. However, there can be no assurance that these discussions will lead to a favorable resolution.

      U.S. Robotics/Megahertz: Currently, Megahertz, a subsidiary of U.S. Robotics Corporation, is a market leader of PC Card modem sales. U.S. Robotics/Megahertz and Spectrum have entered a settlement of an arbitration filed by Megahertz and negotiated a revised license agreement favorable to both parties that was submitted under seal to the Bankruptcy Court and was approved on March 7, 1996. Although the revised license agreement provides the opportunity for a strategic relationship, U.S. Robotics and Megahertz remain licensed to produce products that may either directly or indirectly compete with Spectrum (See Item 3 - Legal Proceedings - Patent Related Proceedings).

      Motorola: On December 6, 1994, the Company filed a lawsuit against Motorola, Inc. ("Motorola") for infringement of claims in six of its patents, covering basic wireless data concepts. Motorola denied the allegations and alleged that Spectrum's patents were invalid and unenforceable. Subsequently, after lengthy negotiations, Spectrum and Motorola entered into an agreement settling the patent litigation (See Item 3 - Legal Proceedings - Patent Related Proceedings). Spectrum and Motorola have cross-licensed each other for use of specified intellectual property. Under the agreement, Spectrum is one of the few entities licensed to distribute communications software that allows the wireless transmission of data utilizing proprietary technology related to certain Motorola cellular telephones. Motorola is licensed to utilize Spectrum's basic technology in certain modems and modem integrated circuits (ICs) and sell activation kits for Motorola modems. The confidential cross-license agreement was filed under seal and was approved by the Bankruptcy Court on April 9, 1996.

   In addition, a number of other licensees or infringing companies, many of which have greater resources than the Company, are currently and may continue to compete directly or indirectly with Spectrum.

Company History

   Spectrum has been actively involved in cellular telecommunications since its inception in 1984. Between 1984 and 1986, the Company entered into agency representation agreements with major telephone companies to market cellular telephone service and equipment. Additionally, Spectrum distributed cellular telephone equipment for major brand-name manufacturers, providing both equipment and the necessary technical support to enable computer retailers to sell cellular telephone products. Also during this period, the Company anticipated the implementation of portable computing technology as a means of enabling companies to increase productivity by providing automation capabilities to their field personnel. The Company believed that, through the creation of cellular telephone networks, employees could interact with their offices to utilize more effectively the portable computing technology and products made available to them.

     Anticipating the convergence of these two emerging technologies, the Company in 1984 first investigated the capabilities of then-existing land-line modem protocols (the set of rules that specify how information is transferred between modems), and determined that they did not provide the reliability needed for dependable transmission of data through cellular communications. The Company also recognized that none of the cellular telephone products then available offered the intelligent interface capabilities required to interface with modems that are needed for data communications over cellular networks. In response to this need, the Company developed and patented (i) other specific modem control technology and (ii) various cellular telephone-modem interface technologies.

    Subsequently, the Company began a second development effort to create two specialized stand-alone cellular telephone interface products that would enable the use of modems and other devices for both land-line and cellular data communications. The first interface designed, the AXSYS, required special enhancements to the modem to which it would be connected. The resulting modem product provided the user with basic land-line data communications capabilities over a cellular network.

    Today, the Company's technology is marketed under the DIRECT

CONNECT (TM) AXSYS(R) brand name which, in addition to the enhancements to the chipset, includes (i) the Company's direct connect software driver product and (ii) associated cables, both of which are used to connect cellular-capable modems to cellular telephones, which together form the "activation kit", which makes a modem cellular ready. A second non-direct connect interface, the AXCELL(R) brand cellular interface, was designed to allow the user to utilize other land-line compatible devices (such as a facsimile, telephone set or answering machine) as well as modems with a cellular telephone.

    In July 1995, pursuant to an agreement approved by the Bankruptcy Court, the Company sold its non-profitable AXCELL(R) product line and certain related patent rights to Telular. The patent rights transferred by the Company relate to wireless interface technology and were obtained in a license agreement from Telular dated March 23, 1992, and were not a part of Spectrum's core patent portfolio. Accordingly, they did not contribute to the royalties the Company receives from licenses for its direct connect wireless data transmission technology. The transaction improved the Company's liquidity and working capital as it continued its reorganization efforts.

    In an effort to establish distribution channels for its proprietary technology and products, the Company acquired Computer Bay, Data One, Source One System, Inc. ("Source One") and Hugh Carver Group, Inc. ("Hugh Carver"). Computer Bay, a national franchiser of independent resellers of microcomputers and related products and services, was acquired in 1992. Data One designed, marketed and serviced portable communications and computing systems (primarily for use by field personnel in sales and service companies) and office systems utilizing microcomputers and peripheral products, and was acquired in 1989. Source One, also a marketer and servicer of portable communications and computing systems, was acquired in February 1990 and combined with Data One in September 1990. The primary business of Hugh Carver, acquired in calendar 1991 through Data One, was the implementation of field sales force automation projects. The Company has since discontinued operations of Computer Bay and Data One due to significant losses from continuing operations. Computer Bay is being liquidated under Chapter 7 and Data One is being liquidated under Chapter 11 of the Federal Bankruptcy Code.

    In 1993, the Company commenced a licensing program for its patented technology and has entered license agreements with many major modem and integrated circuit manufacturers. Revenues from royalties under these agreements have failed to meet prior expectations. It is these licensing agreements upon which the Company now expects to initially leverage into distribution channels for its future communications software product offerings (See Item 1 - Business - Management Strategy).

    In addition, the Company identified the area of telecommunications infrastructure services as an attractive niche in the wireless and telecomputing industries. As an initial step towards developing a business to provide such technical services, the Company acquired Spectrum Global, formerly known as "Yield Industries", in October 1993. Spectrum Global primarily provided low-level skilled technical specialists to Fortune 1000 companies on a temporary basis to assist clients in wireless infrastructure services, network management and custom application development. Effective October 17, 1995, the Company sold Spectrum Global because it was not essential to Spectrum's core business.

    In May 1993, the Company was named as a defendant in a pending consolidated class action (in which the plaintiffs filed a proof of claim alleging $676 million in damages in the Company's pending bankruptcy) and became involved in related legal proceedings and lawsuits (See Item 3 Legal Proceedings Securities Related Proceedings). The expense associated with these proceedings, in addition to continuing operating losses, contributed to the Company's decision to file its Chapter 11 bankruptcy petition. In April 1995, the Company was delisted from the Nasdaq Stock Market for failing to meet certain net tangible asset and bid and ask price criteria. The Company's common stock is currently traded on the NASD OTC Bulletin Board.

    Following the resignation of John Sculley in February 1994, the Company began a search for a new Chief Executive Officer. In January 1995, the Company engaged Donald J. Amoruso as President and Chief Executive Officer. At the time of Mr. Amoruso's employment, a new Board of Directors was elected to replace the then existing Board. In late January 1995, the Company, Cellular, Computer Bay and Data One filed the Chapter 11 bankruptcy petitions to allow the Company time and conserve limited resources needed to resolve outstanding litigation and to develop its core business. Upon motion by the Debtors, the bankruptcy court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets. Data One is being liquidated under Chapter 11. (See Item 3-Legal Proceedings Bankruptcy Proceedings).

Customers

   The significant customers of the Company have varied from year to year. During the fiscal year ended March 31, 1996, sales to SMART Modular Technologies (including Apex Data, Inc., which was acquired by SMART during the fiscal year) ("SMART") accounted for approximately 27% of the Company's merchandise sales. During the fiscal year ended March 31, 1995, sales to OKI Telecom accounted for approximately 39% of the Company's merchandise sales. During the fiscal year ended March 31, 1994, sales to OKI Telecom, Audiovox Corporation and Fujitsu Network Transmission accounted for approximately 19%, 15% and 13%, respectively, of the Company's merchandise sales.

   The Company works closely with existing and potential customers, often for extended periods of time, in order to sell products marketed by Spectrum. In many cases, product shipments are made in a short period of time in response to a customer's orders. The Company does not have a material backlog of orders.

Manufacturing

   The Company utilizes contract manufacturers for the assembly of its direct connect activation kit products. Each perform to the Company's quality control standards. Hence, no product assembly is performed by the Company.

   The cross-license that the Company entered with Motorola requires the Company to purchase cables and connectors for its direct connect activation mechanisms to be used with Motorola cellular telephones from authorized vendors of Motorola. (See Competition and Item 3 - Legal Proceedings Patent Related Proceedings). Spectrum is presently having these cables manufactured by one or more of several authorized vendors and the Company believes it will be able to procure product in sufficient quantities to meet its customers' demands. A failure to timely fill product orders would materially and adversely affect the Company's results of operations.

Seasonality

    Spectrum's financial performance has not exhibited significant seasonality in the past and the Company does not anticipate future seasonality.

Proprietary Rights

    The Company relies on patent, trade secret, copyright and trademark laws, in addition to technical measures, to protect its products. The Company currently has six issued U.S. patents, three issued foreign patents, and several pending U.S. and foreign applications.

    Although the Company believes that its patents and licensed patent rights have value, there can be no assurance that the Company's patents, or any additional patents issued in the future, will provide meaningful protection from competition, assuming a successful reorganization and emergence from Chapter 11 (See Item 3 - Legal Proceedings - Patent Related Proceedings). The Company believes its success will depend primarily upon the experience, creative skills, technical expertise, and marketing and sales abilities of its personnel. Furthermore, given the rapid development of technology in the data communications industry, there can be no assurance that certain aspects of the Company's products do not infringe the proprietary rights of others.

    The Company's six U.S. patents are summarized below:

   Portable Hybrid Communication System and Methods: On November 20, 1990, the Patent Office issued to the Company this patent which covers the Company's unique method of combining a cellular transceiver, modem and variety of telephone devices into a single functioning, user-controlled device providing wired or wireless voice and data communications.

    System and Method for Interfacing Computers to Diverse Telephone Networks: On June 30,1992, the Patent Office issued to the Company this patent which covers (i) the Company's original AXSYS(R) brand cable interface circuit and (ii) modems that are adapted to operate with the AXSYS(R) brand cable interface circuit. This patent further covers other connectivity features useful in connecting a modem to various cellular telephones.

    Cellular Telephone Data Communication System and Method: On August l8, 1992, the Company obtained this patent which has claims covering fundamental techniques required for commercially acceptable and reliable data transmission over any conventional cellular communication channel. The Company was originally issued a patent for these concepts on September 29, 1987 and this patent is a reissue of that original patent.

   Programmable Universal Interface System: On September 28, 1993, the Company was issued this patent, which has claims covering the Company's "direct connect" technology and which enables specially programmed modems to be connected to a cellular telephone by a simple passive cable. Software in the modem generates control signals appropriate to the model of cellular telephone in use. This technology also allows a single computer modem to be connected to different types of cellular telephones without intervening electronic circuits to permit computer control of the cellular telephone for data transmission purposes. This product is currently being marketed under the AXSYS(R) brand name.

    System and Method for Interfacing Computers to Diverse Telephone Networks: On October 4, 1994, the Company was issued this patent which expands the Company's basic patent rights in the area of direct connect modem technology originally covered by the Company's 1993 Programmable Universal Interface patent.

   Programmable Universal Interface System: On November 22, 1994, the Patent Office issued this patent which broadens and expands the Company's coverage for direct connect modems, adds coverage for methods used in direct connect technology and provides coverage for upgrade kits that provide a software driver and cable to make the direct connect modem compatible with a specific cellular telephone.

   The Company has non-exclusively licensed various aspects of this proprietary technology to modem and modem integrated circuit manufacturers. Licensees of the Company include AT&T, Rockwell International, U.S. Robotics, Motorola, IBM, Zoom Telephonics, and SMART.

   The Company has developed, and continues to expand, a library of software drivers related to its direct connect technology. Each software driver is designed to permit control of a particular cellular telephone by a direct connect modem, when installed in the modem. The software drivers are subject to copyright protection and the Company claims the right, pursuant to national and international copyright laws, to control copying and distribution of its software drivers.

   The Company has additional patents pending in the U.S. Patent and Trademark Office and in foreign patent offices, and intends to apply for additional patents as its development efforts progress. The Company is also seeking additional patent rights in the technologies covered by the issued patents.

   The Company has regularly used the following trademarks and service marks to describe certain of its products and services, and considers each of these marks to be proprietary: SPECTRUM CELLULAR(R), SPCL(R), AXSYS(R), SPECTRUM CONNECTED(R), the SPECTRUM CONNECTED logo and DIRECT CONNECT AXSYS. The Company has obtained U.S. Federal trademark registrations for its SPECTRUM CELLULAR(R), SPCL(R) and AXSYS(R), SPECTRUM CONNECTED(R) and SPECTRUM CONNECTED logo marks and has an application pending for federal trademark registration for DIRECT CONNECT AXSYS. These trademark registrations and applications provide legal notice to other parties that the Company claims exclusive rights in these marks. Since its bankruptcy filing, the Company has selectively proceeded to seek foreign patent and trademark rights based on its limited financial resources.

Research and Development Expenditures

   During fiscal 1996, 1995, and 1994, the Company spent approximately $369,000, $306,000 and $336,000, respectively, on research and development. These expenditures are expected to significantly increase in fiscal year 1997 in accordance with management's current strategy to develop and market mobile communication software products.

Government Regulations

   The Company operates solely as an adjunct to the telephone and computer industries. Federal and state regulation of telephone service currently has no direct adverse impact on the Company, although regulations affecting the cost of cellular telephone service could have an impact on the Company. The Company believes that deregulation in the telecommunications industry will increase competition and make mobile communications more accessible. The Company expects that this ease in accessibility will increase in the number of mobile communications users will create a larger market for the Company's products, although there can be no assurance that deregulation will have this effect.

Employees

   The Company currently employs 21 employees and enjoys a good relationship with its employees. No employee of the Company is a member of a labor union or other collective bargaining association.

   Implementation of the Company's strategy contemplates that the Company will increase the engineering staff during the next fiscal year (See Management Strategy).

Directors and Executive Officers of the Company

   The following table sets forth information with respect to the directors and executive officers of the Company:

          Name                       Age    Position with the Company

         Donald J. Amoruso           58     President, Chief Executive
                                            Officer and Chairman of the
                                            Board of Directors

         Mikhail Drabkin             49     Chief Technical Officer

         Richard duFosse             47     Vice President - Software
                                            Engineering

         Christopher M. Graham       31     General Counsel and Secretary

         Barry J. Hintze             39     Controller and Principal
                                            Accounting Officer

         Sheldon A. Buckler          64     Director

         George Bugliarello          68     Director

         Robert D. Dalziel           61     Director

Business Experience of Directors and Executive Officers

           Donald J. Amoruso became Spectrum's President, Chief

Executive Officer and Chairman of its Board of Directors in January 1995. From 1991 to 1994, Mr. Amoruso founded and was the principal consultant of DMA Associates, a consulting firm specializing in management, marketing and turnaround strategies and alliances for small and mid-sized technology firms. Before 1991, Mr. Amoruso held several senior executive positions with Norden Systems, a subsidiary of United Technologies Corporation. As Senior Vice President and General Manager, he was responsible for three high technology business units: the Command, Control and Communications Systems operation based in Connecticut; the Marine and Ground Systems operation based in New York; and Norden Services Company of Maryland. All these units were extensively involved in computer software activities. Mr. Amoruso holds a Bachelors and Masters degree in electrical engineering from Manhattan College and Polytechnic University respectively.

           Mikhail Drabkin joined the Company as its Chief Technical Officer in March, 1996. Since 1988, Mr. Drabkin has held various positions with Hayes Microcomputer Products, Inc. ("Hayes"). Most recently, as Vice President - Corporate Engineering, Mr. Drabkin had responsibility for new platform design and implementation of strategic partnerships with key technology providers. Mr. Drabkin also held the positions as Vice President - Product Development from 1992 to 1994, General Manager - Hayes ISDN Technologies from 1990 to 1992 and Director of Engineering-San Francisco Hayes Development Center from 1988 to 1990. Before joining Hayes, Mr. Drabkin was employed by SOFTCOM and Macleod Laboratories as a design engineer and engineering manager, respectively. Mr. Drabkin is a member of IEEE and Beta Gamma Sigma and holds a Dipl.-Ing. in electrical communications from the St. Petersburg Institute for Telecommunications and an M.B.A. from the University of San Francisco.

           Richard F.duFosse joined the Company as Vice
President of Software Engineering in February 1996. Immediately prior to joining Spectrum, Mr. duFosse provided consulting services related to software product development and mobile computing to Fortune 1000 clients. From 1990 through 1995, Mr. duFosse held several positions with Lotus Development Corporation. From 1994 through 1995, as Director of Mobile Computing, Lotus Business Partners Programs, Mr. duFosse created a business partner program to implement and deliver products to wirelessly enable Lotus Notes and cc:Mail. Mr. duFosse previously held the positions of Development Director, Mobile Computing Group and Senior Development Manager where he managed development of Lotus products for mobile computing. Mr. duFosse is a former Member of the Board of Directors of the Portable Computer and Communications Association and former Chairman of the Modem Architecture Subcommittee of the PCCA. Mr. duFosse received a Bachelor's Degree in Humanities and Technology, a

Masters degree in Computer Science and an M.B.A. from Worcester
Polytechnic Institute.

           Christopher M. Graham has served as General Counsel and Secretary of Spectrum since May 1995. From July 1994 until May 1995, Mr. Graham served as Spectrum's Associate General Counsel. From 1992 until 1994, Mr. Graham was an attorney associated with the New York law firm of Kelley Drye & Warren. Mr. Graham served previously as an operations manager with The Chase Manhattan Bank in its Capital Markets and Foreign Exchange Sector. Mr. Graham received a Bachelor of Science degree in finance from Lehigh University and a Juris Doctorate degree from the University of Connecticut School of Law.

           Barry J. Hintze has served as Spectrum's Controller since May 1995 and also as Principal Accounting Officer since September 1995. From 1988 to 1995 Mr. Hintze was Controller of CEL Communications, Inc. Before joining CEL Communications, Mr. Hintze served as the Assistant Controller of Delson Business Systems and held various accounting positions with Ticketron. Mr. Hintze holds a Bachelor of Science degree and an M.B.A. in finance from C.W. Post Center, Long Island University.

           Sheldon A. Buckler is Chairman of Commonwealth Energy System and was Vice Chairman of Polaroid before his retirement in 1994. At Polaroid he held various positions in a thirty-year career including Vice President, Research and Executive Vice President, Technical and Industrial Products. Dr. Buckler has been awarded thirty-seven patents and has authored numerous papers. He has a Ph.D. in Chemistry from Columbia University and a B.A. from New York University. Dr. Buckler is also a member of the Board of Directors of Aseco Corporation, Cerion, Lord Corporation, Nashua Corporation, Parlex Corporation and Vice Chairman of the Massachusetts Eye and Ear Infirmary.

           George Bugliarello is the Chancellor of Polytechnic University, and was President from 1973 to 1994. Before joining Polytechnic University, Mr. Bugliarello was the Dean of Engineering, and a Professor of Civil Engineering and Biotechnology at the University of Illinois. Mr. Bugliarello was also a Professor of Biotechnology and Civil Engineering, and Chairman of the Biotechnology Program at Carnegie-Mellon University. Mr. Bugliarello holds degrees from the Massachusetts Institute of Technology, University of Minnesota, and the University of Padua. Mr. Bugliarello is the recipient of many professional honors, and has been associated with and held positions in numerous professional societies throughout his career. Mr. Bugliarello is on the Board of Directors of ANSER, Comtech Corporation, Educational Commission for Foreign Medical Graduates, Greenwall Foundation, Jura Corporation, Long Island Lighting Company, Lord Corporation, Symbol Technologies, Inc., and Teagle Foundation.

           Robert D. Dalziel is an international executive with operations and sales experience. From 1991 to 1995, Mr. Dalziel was the Chairman of Telecommunications Cooperative Network, Inc. He has also consulted for Bechtel, the Government of Kazahstan and the Kvant Company in Ukraine. From 1956 to 1991, Mr. Dalziel served in numerous capacities for AT&T, including the positions of Vice President - International Operations, President - AT&T Europe, and Vice President - Global Networks. Mr. Dalziel has a degree in electrical engineering from Polytechnic University, where he is currently a trustee.

Item 2. Properties.

    The Company's headquarters occupy approximately 4,200 square feet of office space in an office building located on Westchester Avenue in Purchase, New York. The Company holds a lease for such offices expiring on April 30,1998. The Company also leases approximately 2,821 square feet of office space in an office building located on Hutton Drive in Carrollton, Texas. This lease expires on October 31, 1998. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future.

   The Company is also temporarily leasing individual offices in executive office parks near Atlanta, Georgia and Boston, Massachusetts for its research and software product development. The Norcross, Georgia lease expires on October 31, 1996 and the Marlborough, Massachusetts lease is month to month. The Company believes these existing facilities will not be suitable for its purposes as the Company adds technical staff in each of these departments and will be relocating to leased property that is suitable and adequate for its research and development activities.

Item 3.  Legal Proceedings.

Bankruptcy Proceedings

    On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum, Data One and Cellular (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting for Bankruptcy Court approval of their proposed plan of reorganization. A separate plan of liquidation under Chapter 11 has been filed for Data One.

    Although the Debtors are authorized to operate their business as debtors in possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Committee may review and object to transactions involving the Company that are outside of the ordinary course of the Company's business, may consult with the Company concerning the administration of the Company's Chapter 11 case, and may participate in the formulation of a plan of reorganization. The Company is required to pay certain expenses of the Committee, including counsel and other professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

Principal Proceedings in the Chapter 11 Case

Stay of Litigation

   Pursuant to section 362 of the Bankruptcy Code, the commencement of the Debtors' Chapter 11 cases operates as stays, applicable to all entities, of the following: (i) the commencement or continuation of a judicial, administrative, or other proceeding against the Debtors that was or could have been commenced prior to commencement of the Debtors' Chapter 11 cases, or to recover for a claim that arose before the commencement of the Debtors' Chapter 11 cases; (ii) the enforcement of any judgment against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases; (iii) the taking of any action to obtain possession of or to exercise control over the Debtors' property; (iv) the creation, perfection or enforcement of any lien against the Debtors' property; (v) the taking of any action to collect, assess or recover a claim against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases; or (vi) the setoff of any debt owing to the Debtors that arose prior to the commencement of the Debtors' Chapter 11 cases against a claim held by such creditor or party in interest against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 cases.

Executory Contracts

   As debtors in possession, the Debtors have the right, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Debtors, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Debtors to assume or reject those contracts or leases. In this context, "assumption" means that the Debtors cure or provide adequate assurance that they will cure all existing defaults under a contract or lease and provide adequate assurance of future performance under the contract or lease. "Rejection," which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Debtors are relieved of their obligations to perform further under the contract or lease. Rejection of an executory contract or lease is treated as a breach of that contract immediately before the date of filing of the petition and gives the nondebtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claims had arisen before the date of the filing of the petition.

    Pursuant to the Bankruptcy Code, the Company has rejected certain employment contracts and has terminated employment of some of the affected individuals. The Bankruptcy Court has approved the Company's employment agreement with its current CEO.

On January 23, 1996, the Bankruptcy Court approved (i) the assumption of modified employment contracts with other employees with pre-existing employment agreements, eliminating some contractual perquisites and reducing severance benefits, and (ii) the terms of agreements with two former employees regarding rejection of their employment agreements and their claims for rejection damages. In April 1996, the Bankruptcy Court approved the assumption of a remaining employment agreement that had been modified to reduce salary, eliminate some contractual perquisites and reduce severance benefits. The Company is currently seeking Bankruptcy Court approval of the employment contracts of its Chief Technical Officer and Vice President - Software Engineering. The Company rejected all leases for automobiles leased on behalf of employees. Additionally, the Company has rejected the real property lease associated with its former Manhasset, New York headquarters and leases for certain furniture and equipment.

   Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Chapter 11 case, including, without limitation, those that arise in connection with rejection of executory contracts, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise agreed upon by the parties.

Computer Bay Trustee's Claim

   On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate. The Computer Bay trustee filed a claim with the Bankruptcy Court seeking to substantively consolidate the Computer Bay estate and liabilities with the estates and liabilities of the Company. The Debtors filed an objection to this claim on November 20, 1995. In furtherance of his proofs of claim, on January 11, 1996 the Computer Bay trustee filed a complaint commencing litigation against the Company seeking to substantively consolidate the Computer Bay estate with the Debtor's estate and, in the alternative, seeking the return of alleged preferences and fraudulent conveyances in the amount of $4,351,396 (the "Computer Bay Litigation"). The Debtors filed an answer on January 23, 1996. On February 27, 1996, the Computer Bay trustee informed the Company that it would seek permission from the Bankruptcy Court to add two of the Company's then executive officers as defendants in this litigation. The Debtors asserted counterclaims against the Computer Bay estate in the amount of $2,430,436.

   On March 15, 1996, the Debtors, the Committee and the Computer
Bay trustee agreed to a settlement of the Computer Bay

Litigation, which was approved by the Bankruptcy Court on March 28, 1996. The settlement calls for the Computer Bay estate to receive distributions under the Plan of $600,000 in cash and $300,000 in Spectrum common stock to be distributed approximately one month after the Plan's effective date. Consummation of the settlement is contingent upon confirmation of the Plan.

The Debtors' Exclusivity Period

   For 120 days after the Petition Date, the Company has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the Company files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the Petition Date, during which period the Company has the exclusive right to solicit acceptance of the plan. If the Company fails to file a plan during the 120-day exclusivity period or such additional time period ordered by the Bankruptcy Court (the "Exclusivity Period") or, after such plan has been filed, fails to obtain acceptance of such plan from Impaired Classes during the exclusive solicitation period or such additional time period ordered by the Bankruptcy Court, any party in interest, including a creditor, an equity security holder, a committee of creditors, or an indenture trustee, may file a plan of reorganization in the Chapter 11 proceedings. Additionally, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party in interest may file a plan, regardless of whether any additional time remains in the Company's Exclusivity Period. The Company filed a plan of reorganization (the Plan) dated as of March 18, 1996. A hearing regarding confirmation of the Plan is scheduled for July 17, 1996. No other party may file an alternative plan unless the Plan is not confirmed.

Setting of the Bar Date for Prepetition Claims

   By order of the Bankruptcy Court, the bar date for filing proofs of claim in the Chapter 11 proceedings was established as September 7, 1995.

The Debtors' Proposed Plan of Reorganization

   The Plan, if confirmed by the Bankruptcy Court, will settle all material litigation now pending and provide all general unsecured creditors with 100% of the value of their claims plus 6% interest thereon. The Company has segregated approximately $3.5 million for the payment of general unsecured claims, the priority non-tax claim and the Company's cash contribution to the settlement of the class action lawsuits. To date, the Company has reconciled the majority of the general unsecured creditor claims, with interest, in the amount of approximately $2.7 million. Several outstanding claims remain that the Company is attempting to reconcile before the effective date of the Plan (the

"Effective Date"). The Company does not believe that the reconciliation of such claims will have a material effect on the reserve established for payment to unsecured creditors. The Plan also provides for the payment of approximately $264,000 on the Effective Date to the holder of the one priority nontax claim filed against Spectrum. The Plan will also settle all of the class action lawsuits filed against the Company by the payment of $250,000 by the Company and the delivery of approximately 45% of the equity ownership in reorganized Spectrum to a trustee to be distributed to the members of the class. (See Securities Related Proceedings.) Under the terms of the proposed Plan, existing shareholders will be substantially diluted but should obtain the majority of the 45% equity ownership in reorganized Spectrum set aside for such shareholders and certain creditors. This should hold true even after the issuance of $300,000 of stock to the Chapter 7 trustee of Computer Bay in connection with the recent settlement of his claim. Holders of allowed administrative claims (as agreed upon or ordered by the Bankruptcy Court) will be paid in full under the Plan. The Company intends to seek a waiver of accrued professional fees that to date have been held back by the Bankruptcy Court.

   The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for July 17, 1996 (See Securities Related Proceedings.) This rescheduling was necessary because Plan confirmation is contingent upon the successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers (See Securities Related Proceedings). This is the only known remaining significant issue that must be resolved in bankruptcy prior to confirmation of the Plan.

   The Company will amend its certificate of incorporation and by-laws on the Effective Date. The Amended Certificate contains certain provisions affecting the rights of shareholders, corporate governance, and the transferability of Class A Preferred Stock and Reorganized Spectrum Common Stock (as defined below). Under the amended certificate of incorporation, the authorized capital stock of the Company shall be comprised of (i) 10 million shares of reorganized Spectrum common stock ("Reorganized Spectrum Common Stock"), (ii) 1.5 million shares of Class A preferred stock reserved for issuance in connection with the settlement of the Class Action that was filed against the Company in 1993 ("Class A Preferred Stock") and (iii) 2 million shares of preferred stock ("Preferred Stock"). A description of the amount of shares that will be issued within each class is set forth below.

   Issued and outstanding shares of the Company's common stock will be canceled on the Effective Date and replaced with one (1) share of Reorganized Spectrum Common Stock for each seventy-five
(75) shares of existing common stock. The Company currently has authorized 110 million shares of common stock, of which approximately 76.7 million are issued and outstanding. Therefore, approximately 1 million shares of Reorganized Spectrum Common Stock will be issued to existing shareholders on the Effective Date. An additional $300,000 of Reorganized Spectrum Common Stock will be issued to the Computer Bay trustee in connection with the settlement of his claim (See Securities Related Proceedings) (collectively, the Reorganized Spectrum Common Stock issued to existing shareholders and the Computer Bay trustee is defined as "Distributable Common Stock"). Stock options issued under the Company's existing stock option plans will also be reverse split at a 75 to 1 ratio and repriced accordingly.

    Pursuant to the Class Action Settlement, the Company will issue a number of shares of Class A Preferred Stock equal to the number of shares of Distributable Common Stock. The Class A Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock at the expiration of two years.

    As part of a bonus or success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company will also issue Reorganized Spectrum Common stock pursuant to the two incentive compensation programs described in the Plan, the Spectrum 1996 Stock Incentive Plan and the Spectrum 1996 Incentive Deferral Plan, which collectively authorize the issuance of an aggregate number of shares of Reorganized Spectrum Common Stock equal to one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Preferred Stock (i.e., 10% of the reorganized equity ownership) to directors, officers and employees of the Company on the Effective Date. Except for 300 shares of Reorganized Spectrum Common Stock that will be distributed to directors on the Effective Date, the distribution of stock to directors, officers and employees pursuant to such incentive programs shall be distributed in three equal installments. The first installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 1997; the second installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending December 31, 1997; and the third installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 1998. Under the Stock Incentive Plan, employees, officers and directors will also be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of shares equal to an additional one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Preferred Stock. Also, on the Effective Date, the Company will distribute a $300,000 success bonus among all employees.

   Implementation of the Plan does not contemplate issuance of the remainder of the 10 million authorized shares of Reorganized Spectrum Common Stock, the remainder of the 1.5 million shares of Class A Preferred Stock, or the 2 million shares of authorized preferred stock. The details of the Plan, the proposed recapitalization, and copies of the certificate of incorporation and by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996 and are incorporated herein by reference (See Note 1(b) to the Consolidated Financial Statements for Unaudited Pro Forma Financial Information regarding Confirmation of the Plan).

  If the Plan of is not confirmed, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code.

Securities Related Proceedings

   On February 9, 1994, the class action filed against the Company and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation, United States District Court for the Eastern District of New York, Civil Action No. 93-2295) (the "Class Action Suits") was supplemented (i) to extend the end of the class period from May 21, 1993 to February 4, 1994, (ii) to add additional claims against Spectrum and the individual defendants, and (iii) to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain subclasses have been certified. A similar putative class action filed in the United States District Court for the Southern District of Texas has been transferred and consolidated with the Class Action Suits.

  The plaintiffs in the Class Action Suits claim to have purchased the Company's securities at prices which the Company and the individual defendants allegedly artificially inflated by, among other things: (i) misrepresenting the potential value of the patent license agreement the Company entered into with AT&T;
(ii) improperly accounting for revenues and expenses in connection with certain license and advertising agreements; (iii) failing to disclose the existence of an inquiry initiated by the Securities and Exchange Commission (the "SEC"); and (iv) making misleading statements regarding the employment of John Sculley. In addition, there are claims against certain of the individual defendants for improper insider trading. The Company's former management, based on the advice of its then counsel, believed the

Company had good and meritorious defenses to the claims against it.

   On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserts that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993, to correct inaccurate accruals of certain items into income. For pretrial purposes, this litigation has been consolidated with the Class Action Suits described above.

   In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement is contingent on numerous factors including, among other things, the successful resolution of the Home Action (See Item 3 - Legal Proceedings - Other Proceedings), the negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties, including the Class Action Plaintiffs, and the approval of the Class Action Settlement by the District Court. The Bankruptcy Court approved the Class Action Settlement on January 19, 1996. The Class Action Plaintiffs in the Class Action Suits had filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676 million. The Class Action Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants (former directors and officers) in that suit against the Company.

   Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action Plaintiffs have agreed to a framework under which the Company will issue to the Class Action Plaintiffs in its plan of reorganization a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of Spectrum's plan of reorganization. In addition, under the Class Action Settlement, the Class Action Plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, $1,350,000 from the various individual defendants in the action plus $250,000 from the Company.

   One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6 million out of the $10 million of the insurance necessary to fund the Class Action Settlement have disclaimed coverage. This dispute is the subject of a litigation pending before the District Court and must be successfully resolved to implement the Class Action Settlement. A trial in the Home Action took place before the District Court on February 28 and 29, 1996. The District Court has not yet issued its decision.). Confirmation hearing dates have been rescheduled twice, awaiting the District Court's decision. The confirmation hearing is currently scheduled for July 17, 1996 (See Bankruptcy Related Proceedings).

   In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. The Company believes that a focus of the investigation related to accounting and disclosure issues with respect to certain of the patent license and advertising agreements it entered into during fiscal 1994 and also related to other activities of the Company's previous management. The Company is cooperating fully with the investigation.

   The accounting treatment at issue in the investigation, which had been implemented after consultation with the Company's previous outside auditors and had been disclosed in the Company's quarterly filings with the SEC, was revised by Spectrum when it voluntarily restated its earnings on February 7, 1994.

    In April 1996, the SEC staff informed the Company that it intended to commence an administrative proceeding to determine whether during 1993 the Company had violated certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements it entered into during fiscal 1994. In April 1996, the Company began discussions with the SEC to resolve the SEC's ongoing investigation. Those discussions contemplate the entry of an administrative cease and desist order against the Company, but do not contemplate the imposition of any financial penalties. The Company's discussions with the SEC are ongoing.

   In connection with this investigation, Salvatore T. Marino, a current employee and former officer of the Company informed the Company in April 1996 that the SEC staff intended to commence a proceeding against him for violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during fiscal 1994 and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. Mr. Marino has denied any wrongdoing and responded to the staff's allegations. Upon learning of the SEC staff's position and pending resolution of this issue, the Company removed Mr. Marino as an executive officer.

   Additionally, the Company has learned that the SEC intends to commence proceedings related to this investigation against two of its former officers and directors, Peter Caserta, former Chief Executive Officer and Chairman of the Board of Directors, and Dana Verrill, former Chief Executive Officer and Chairman of the Board of Directors. Mr. Caserta left the Company in July 1994 and Mr. Verrill left the Company in October 1993.

    In October 1994, two individuals commenced an action against two of the Company's former officers and directors (Silverberg, et al. v. Sculley, et al., Superior Court of the State of California for the County of Los Angeles, Case No. BC 111206). The claims against the former officers and directors include breach of fiduciary duty, breach of covenant of good faith and fair dealing, deceit and misrepresentation, negligent misrepresentation, mismanagement and gross negligence. In November 1995, the plaintiffs and all defendants entered into a settlement agreement, which the Bankruptcy Court has since approved.

   In March 1995, Peter Caserta, the Company's former Chief Executive Officer and Chairman of the Board, Howard Schor, a former employee, and eight others, including a former director, the former President of Spectrum Global (which was sold by the Company in October 1995), and six other non-company employees were indicted in the District Court on charges of mail and wire fraud relating to activities of the Caserta Group, an unaffiliated financial services company headed by Mr. Caserta. In January 1996, Mr. Caserta and Mr. Schor pleaded guilty to certain of the charges against them. The United States Attorney's Office for the Eastern District of New York has informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

Patent Related Proceedings

    In August 1994, Megahertz Corporation ("Megahertz") filed a Demand for Arbitration with the American Arbitration Association in Salt Lake City, Utah (Case No. 81 184 0008194) seeking a determination as to whether royalty payments by Megahertz are temporarily abated under the terms of a license agreement between Megahertz and Spectrum. Megahertz, in its arbitration request, asked for a determination of whether Spectrum had achieved certain licensing objectives and/or undertaken defined patent enforcement actions as set forth in the agreement. Megahertz, its parent company, U.S. Robotics, and the Company in February 1996 entered into a settlement agreement with respect to all disputes among them which the Bankruptcy Court approved on March 7, 1996. The agreement included a $6,000,000 payment to the Company as settlement of a licensing obligation.

   On December 6, 1994, the Company filed a lawsuit against Motorola for infringement of claims in six of its patents covering basic wireless data concepts. Motorola denied the allegations in its answer. The case was originally filed in the United States District Court for the Eastern District of Virginia, but was transferred to the United States District Court for the Northern District of Alabama, Northeastern Division (Spectrum Information Technologies, Inc. v. Motorola, Inc., Civil Action No. 95-U-234-NE). As a result, on March 8, 1996, Spectrum and Motorola entered into an agreement settling the patent litigation. The settlement agreement provides that Spectrum and Motorola will cross-license each other for use of specified intellectual property. Under the agreement, Spectrum will become one of the few entities licensed to distribute communications software that allows the wireless transmission of data utilizing proprietary technology related to certain Motorola cellular telephones. Motorola will be licensed to utilize Spectrum's basic technology in certain modems and modem integrated circuits. Motorola is one of the world's largest providers of wireless communication, semiconductors and electronic systems and the largest producer of mobile and portable cellular telephones. The confidential agreement, which was filed under seal, was approved by the Bankruptcy Court on April 9, 1996.

   The Company has also instituted an interference proceeding in the U.S. Patent and Trademark Office to establish that the Company is the inventor of the claimed subject matter of U.S. Patent 4,991,197 (the "197 Patent"). This proceeding is based on the Company's belief that Walker Morris, President of Intelligence Technology Corporation ("ITC"), a party to a joint development agreement with the Company, wrongfully obtained the 197 Patent based on the technology invented by the Company. The Company has been granted a patent to cover this invention, U.S. Patent 4,972,457. In the course of the interference procedure, ITC has allowed deadlines to pass without taking steps to preserve its right to submit evidence showing any date of invention earlier than the filing date of the Walker Morris patent application. The Company believes that it has persuasive evidence proving an earlier date of invention than the Walker Morris filing date, and has preserved its right to submit such evidence. The parties, however, have agreed to stay this proceeding while settlement discussions are pending. The parties had reached a verbal understanding under which ITC would concede priority of invention to the Company and would receive a restricted field license under U.S. Patent 4,972,457, subject to the completion of a final agreement acceptable to the parties. Shortly before execution of a final agreement, Walker Morris provided the Company information regarding a patent application that Walker Morris alleged was outside the scope of the interference. The Patent Office granted the Company's motion, however, to include the newly disclosed patent in the pending interference. The Company believes that it will ultimately be awarded dominant rights to both patents in the interference.

Other Proceedings

   In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. The action is currently stayed against the Company and Data One by the automatic stay provisions of the Bankruptcy Code. Subsequently, the individual defendants in the litigation other than Peter Caserta, the Company's former CEO, were dropped from the action. The plaintiff and Mr. Caserta entered a settlement, the terms of which are under seal by court order. In October 1995, Mr. Andersen filed a proof of claim against Data One alleging $1.5 million in damages based on the allegations described above. Data One intends to object to this claim on the grounds that, among other things, it was not timely filed. Data One has filed separate liquidating plan of reorganization under Chapter 11.

   In January 1994, Robert Fallah, a former financial consultant to Spectrum, instituted a suit (Fallah v. Spectrum Information Technologies, Inc., Index No. 94-1044) against the Company seeking $5,790,000 in damages related to purported oral promises made by the Company to give Fallah certain stock warrants in exchange for consulting services. Spectrum filed an objection to the Fallah claim on January 31, 1996. The Bankruptcy Court has since disallowed Fallah's claim in its entirety.

   In April, 1994, an action was filed against Spectrum, certain former officers and directors of the Company and the Company's former transfer agent (Blair v. Spectrum Information Technologies Inc., et al., 162nd District Court of Dallas County, Texas). Blair alleged that he was induced to begin employment with Cellular through a promise that he would be allowed to participate in Spectrum's stock option plan and alleged against all defendants breach of contract, fraud, negligence, breach of fiduciary relationship and bad faith. Blair terminated his employment with Cellular in August 1994. The parties have stipulated to allow Blair an unsecured claim of $95,000. The Bankruptcy Court approved this settlement on March 7, 1996.

   In October 1994, Gene Morgan ("Morgan") and Gene Morgan Financial ("GMF") demanded in excess of $8 million dollars from the Company based on an alleged breach of a consulting agreement and failure to register certain underwriter's warrants. Morgan filed a proof of claim in the bankruptcy proceeding claiming an unsecured nonpriority claim of $6.3 million alleging breach of contract under the warrants. Lowenstein, Sandler, Kohl, Fisher & Boylan, as assignee of GMF's claim, filed a proof of claim alleging $1.852 million in damages arising from the alleged breach of the consulting agreement. The Debtors objected to the claims of both Morgan and GMF. The parties reached a settlements as to both the Morgan and GMF claims pursuant to which the Company paid Lowenstein, Sandler, Kohl, Fisher & Boylan $91,000 and the parties exchanged general releases. The Bankruptcy Court approved the settlement on April 17, 1996.

   On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home Action") in the Company's bankruptcy proceeding. The Honorable Frederic Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation is now pending before him. The Home is seeking to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleges certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also seeks a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors. The Company believes The Home (as well as the other carriers discussed below) are obligated to provide the coverage at issue and is defending this action, and is further seeking a declaration of coverage under the Renewal Policy for the claims made against that policy.

   In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") have intervened in the Home Action. AESIC has agreed to be bound by any final judicial resolution regarding The Home (a similar agreement was previously reached with the third excess carrier) and is no longer actively participating in the Home Action. The District Court heard the trial in the Home Action on February 28 and 29, 1996, and has not yet issued a decision. Settlement of the Class Action is contingent on the outcome of the Home Action.

   From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

   On March 14, 1996, the Bankruptcy Court approved the adequacy and distribution of the Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, Debtors-in-Possession, Dated as of March 18, 1996. The Company distributed the Disclosure Statement, along with the associated Plan and voting ballots, to its creditors and shareholders of record as of March 18, 1996. The Bankruptcy Court established April 22, 1996 as the voting deadline. Spectrum's shareholders as of the record date returned ballots representing
27.6 million shares of Spectrum's common stock. Of those voted,
26.3 million shares (95.5%) were voted in favor of confirmation of the Plan. The Bankruptcy Court has scheduled confirmation hearing for July 17, 1996. The confirmation hearing is contingent upon a favorable resolution to the Home Action. (See Item 3 Legal Proceedings Bankruptcy Related Proceedings and Securities Related Proceedings).


                             PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.

   The Common Stock, par value $.001 per share, of the Company (the "Company Stock") was traded in the Nasdaq System from September 8, 1987 through December 18, 1990. Prior to this period, and from December 19, 1990 through June 11, 1991, the Common Stock traded in the over-the-counter market. From June 12, 1991 through April 27, 1992, the Common Stock again was traded in the Nasdaq System. The Common Stock was traded in the Nasdaq National Market System from April 28, 1992 through April 26, 1995. On April 27, 1995, the Nasdaq delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria. The stock is currently being traded on the NASD OTC Bulletin Board. There are currently 14 registered market makers for the Common Stock.

   Set forth below for the periods indicated are the range of high and low closing bid prices for the Common Stock for the fiscal years 1996 and 1995. The ranges reported for the periods since the Company was delisted were provided by the National Quotation Bureau and may not reflect actual transactions.

                     HIGH AND LOW BID PRICES

                                     1996              1995
           --------------------------------------------------------
                                    Low    High       Low     High
           --------------------------------------------------------

           First Quarter...........$.06    $.41     $1.47    $2.59
           Second Quarter............16     .27      1.63     2.38
           Third Quarter.............08     .24       .94     1.81
           Fourth Quarter............07     .40       .38     1.84

           --------------------------------------------------------

  On June 14, 1996, the last reported bid and ask prices of the Company's Common Stock were $.32 and $.36, respectively.

   As of June 10, 1996 there were approximately 5,224 holders of record of the Company's common stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

   The Company has paid no dividends for the years ended March 31, 1996 and 1995 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Item 6.  Selected Financial Data.

   The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere.


                                   Years Ended March 31,
                        ----------------------------------------------
                          1996     1995      1994      1993      1992
- ----------------------------------------------------------------------
                          (Amounts in thousands, except per share
                                         amounts)
Summary of Operations:
Total revenues          $  8,458  $  2,623  $ 2,924  $ 1,229  $  1,819
  Loss from continuing   (1,160)  (10,673)  (18,253) (7,149)   (2,250)
  operations
Loss from continuing
operations                 (.01)     (.14)    (.26)     (.12)    (.04)
 per common share

Weighted average common
 shares outstanding       76,675    76,404   71,232    60,018   51,465



Summary of Financial
Position:
Total assets              16,105   14,706    30,575   13,724    16,255
Long-term debt                 -       -       151      187         -

Stockholders' equity       2,089    (901)    12,787   11,340    10,931
(deficit)

- ----------------------------------------------------------------------

Dividends per share         None     None      None     None      None

- ----------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Organization And Business Combination

  The Company owns a portfolio of patents relating to commercially practicable methods to transmit data over circuit-switched cellular networks. For several years preceding the fiscal year covered by this report, Spectrum was operating primarily as an intellectual property company generating much of its revenues from royalties associated with the licensing of its proprietary technology. During the past fiscal year, however, Spectrum's new management and Board of Directors began implementing a strategic plan that fundamentally refocuses the Company. Spectrum's current business strategy is to become a leading provider of value added mobile communications software and related products.

  Historically, Spectrum had operated as a holding company of several operating subsidiaries. Beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing throughout the fiscal year ended March 31, 1996, Spectrum's management began to restructure the Company to focus on its business strategy. Spectrum closed two of its unprofitable subsidiaries, the liquidations of which are under the supervision of the bankruptcy court. The Company sold the capital stock of its wholly-owned subsidiary, Spectrum Global, effective October 17, 1995 (See Item 1 - Business and Note 2 to the Consolidated Financial Statements). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's success in the mobile communications arena. Finally, as part of the reorganization process, upon motion by the Debtors, the Bankruptcy Court substantively consolidated the Company's bankruptcy estate with that of its Cellular subsidiary. Spectrum and Cellular are now conducting the Company's core business as a single corporate entity and the Company intends to merge Spectrum and Cellular. (See Item 3 - Legal Proceedings - Bankruptcy Proceedings.) The discussion of the business of Spectrum in this report refers to the business that was formerly conducted by either Spectrum or Cellular. Spectrum Global, Data One and Computer Bay are reflected in the consolidated financial statements as discontinued operations.

Chapter 11 Proceedings

   On January 26, 1995, as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core wireless technology, the Company together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code. Upon motion by the Debtors, the bankruptcy court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. The Company has filed a separate liquidating plan of reorganization for Data One.

    Due to the Chapter 11 filing, the Company's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until a plan of reorganization is confirmed by the Bankruptcy Court. The Company's liquidity position has also been improved by the sale of the AXCELL(R) product line and related patent rights for $3,000,000 and Spectrum Global for $4,549,000 in net proceeds. The positive effect has been offset by the increased administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise.

   On March 14, 1996, the Bankruptcy Court approved the adequacy and distribution of the Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, Debtors-in-Possession, Dated as of March 18, 1996. The Company distributed the Disclosure Statement, along with the associated Plan and voting ballots, to its creditors and shareholders of record as of March 18, 1996.

   The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, supported the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27.6 million shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted the Plan if the Plan is accepted by holders of such interest that hold at least two-thirds of the allowed interests that have voted on the plan. The Bankruptcy Court has scheduled a confirmation hearing for July 17, 1996 (See Item 3 - Legal Proceedings - Bankruptcy Proceedings.) The confirmation hearing is contingent upon the successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers, the Home Action, which is a condition to the Class Action Settlement.

(See Item 3 - Legal Proceedings - Other Proceedings).

  The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court (See Liquidity and Capital
Resources).

Summary of Operations

  The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Data One and Computer Bay subsidiaries as discontinued operations.

                                           Years Ended March 31,
       -------------------------------------------------------------------
                         1996     %       1995      %       1994     %
       -------------------------------------------------------------------
                                      (Amounts in thousands)
Revenues              $ 8,458   100.0  $  2,623  100.0   $ 2,924   100.0

  Operating costs
  and expenses:
   Cost of revenues       290     3.4       522   19.9       539    18.4
   Selling, general
   and administrative   7,591    89.8    11,849  451.7    13,284   454.3
   Provision for
   litigation               -       -         -      -     4,719   161.4
   Provision for
   restructuring            -       -       105    4.0     2,410    82.4
   Write-down of carrying
   value on certain
   facilities               -       -         -      -       851    29.1

Total operating costs
and expenses            7,881    93.2    12,476  475.6    21,803   745.6

Operating income
(loss)                $   577     6.8   $(9,853)(375.6) $(18,879) (645.6)


Consolidated Revenues

   Consolidated revenues increased approximately $5,835,000 or 222% from 1995 to 1996. This increase was due to a $6,606,000 or 496% increase in licensing for the twelve months ended March 31, 1996 as compared to the prior year, offset by a $771,000 or 60% decrease in product sales from 1995 to 1996. Licensing revenue increased primarily due to a one time fee of $6,000,000 pursuant to a licensing settlement agreement with Megahertz (See Item 1 Business - Competition and Item 3 - Legal Proceedings - Patent Related Proceedings). The remaining increase in licensing revenue of $606,000 or 46% from 1995 to 1996 is primarily due to the continuing recognition of deferred revenue pursuant to a licensing agreement. Consolidated revenues for the fiscal years 1996, 1995 and 1994 have included payments of approximately $965,000, $485,000 and $100,000, respectively, of an up-front license fee pursuant to an agreement that the Company entered during fiscal 1994. The Company anticipates payments pursuant to this agreement during fiscal 1997 of approximately $736,000, and no payments pursuant to this agreement during fiscal years thereafter. Merchandise sales decreased primarily due to management's decision to sell the AXCELL(R) product line and related patents in July of 1995. AXCELL(R) sales for the year ended March 31, 1996 were approximately $132,000 as compared to $1,063,000 for the year ended March 31, 1995.

   Consolidated revenues decreased approximately $301,000 or 10% from 1994 to 1995. The decrease was primarily due to a $368,000 or 22% decrease in licensing and other revenues offset by a $67,000 or 5% increase in product sales. The decrease in licensing revenue was related to the temporary withholding of royalty payments by a licensee with which the Company was involved in a dispute.

Operating Costs and Expenses

   Operating costs and expenses decreased $4,595,000 or 37% for the twelve months ended March 31, 1996 as compared to the prior year due to a $4,258,000 or 36% decrease in selling, general and administrative expenses as well as a $232,000 or 45% decrease in cost of sales for the twelve months ended March 31, 1996 as compared to the prior year.

   The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1996 was primarily due to a decrease in professional fees (other than professional fees associated with the Company's bankruptcy proceedings) of $1,077,000 or 29%. This decrease was primarily due to the stay of legal actions while the Company is in Chapter 11 bankruptcy proceedings. Decreases in personnel and related expenses of $412,000 or 15%, travel and related expenses of $249,000 or 59% and insurance of $414,000 or 30% are due to the overall downsizing of the Company. Advertising expenses decreased $587,000 or 99% during the year ended March 31, 1996 as a result of the sale of the AXCELL(R) product line. Other operating expenses decreased $1,519,000 or 50% as a result of the Company's general downsizing of operations.

   Operating costs and expenses decreased $9,327,000 or 43% from 1994 to 1995 due to decreased provisions for restructuring and litigation of $2,305,000 or 96% and $4,719,000 or 100%, respectively, and a decrease in selling; general and administrative expenses of $1,435,000 or 11% as well as a $17,000 or 3% decrease in cost of sales.

   The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1995 as compared to the prior year was primarily due to decreases in personnel and related expenses of $1,056,000 or 28%, travel and related expenses of $591,000 or 58%, printing expenses of $578,000 or 86% as a result of the Company's efforts to downsize and decrease costs while under Chapter 11 bankruptcy. These decreases were offset by increases in insurance and advertising expenses of $727,000 or 115% and $353,000 or 148%, respectively. Insurance expense increased as a direct result of the Company opting to exercise its right to purchase tail coverage insurance and the increase in 1995 premiums due to the underwriters' position that the Company presented a high risk profile. Advertising expenses increased due to the hiring of an advertising firm. In fiscal years prior to 1995, the Company relied upon public relations for its advertising. As a result, there was a decrease in public relations expense of $167,000 or 47% for the fiscal year ended March 31, 1995 as compared to the fiscal year ended March 31, 1994.

Operating Income  (Loss)

   The Company's operating income was approximately $577,000 in 1996 as compared to an operating loss of $9,853,000 in 1995. The increase is a result of the decreased selling, general and administrative expenses of $4,258,000 or 36% and increased revenues of $5,835,000 or 222%.

   The Company's operating loss decreased $9,026,000 or 48% for the twelve months ended March 31, 1995 as compared to the prior year primarily as a result of decreased provisions for restructuring and litigation of $2,305,000 or 96% and $4,719,000 or 100%, respectively. The litigation provision was established to reserve the cash portion of any losses resulting from outstanding litigation (See Item 3 - Legal Proceedings Securities Related Proceedings). The reorganization reserve in the prior year was to account for termination agreements of prior officers and employees. Lastly, during the fourth quarter of the fiscal year ended March 31, 1994, the Company recorded a pretax charge of approximately $851,000 to properly reflect the permanent impairment of its Texas facility's property value.

Other Income and Expense

   Other income (expense) increased approximately $2,184,000 or 553% from fiscal year ended March 31, 1995 to fiscal year ended March 31, 1996 primarily due to the gains of $1,616,000 and $86,000, respectively, on the sales of the AXCELL(R) product line and the building in Dallas during 1996 and the loss of approximately $380,000 on the sale of marketable securities during 1995. Other income (expense) decreased approximately $1,021,000 or 163% from 1994 to 1995 primarily due to a loss of approximately $380,000 on the sale of marketable securities, the decrease in interest income related to these marketable securities of approximately $383,000 and a loss on the disposal of assets of approximately $273,000 for the twelve months ended March 31, 1995 as compared to the prior year.

 Discontinued Operations

    On October 17, 1995, the Company sold its Global subsidiary for approximately $4,549,000 in net proceeds resulting in a $773,000 gain. As of January 25, 1995, the Company closed its Computer Bay subsidiary which is reflected as a discontinued operation in the consolidated financial statements. The Company did not record a provision related to its anticipated loss on a disposal because the case was converted into a Chapter 7. Computer Bay was turned over to a trustee and the Company no longer maintains control over that subsidiary. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. During the year ended March 31, 1994, the Company adopted a plan to discontinue operations at its Data One subsidiary. As a result, the Company recorded a provision in fiscal 1994 for $2,920,000 related to the anticipated loss on disposal. Data One was completely closed down as of December 31, 1994 and Spectrum subcontracted out the remaining service obligations to a third party until it filed bankruptcy on January 26, 1995 (See Note 2 to the Consolidated Financial Statements).

   Data One has filed a proposed liquidating plan of reorganization and related disclosure statement. A hearing on the adequacy of the disclosure statement is scheduled for June 25, 1996. If the Bankruptcy Court approves the distribution, the liquidating plan will be mailed to Data One creditors shortly thereafter.

Cumulative Effect of Change in Accounting Principle

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The cumulative effect of adopting SFAS No. 115 as of April 1, 1994 resulted in an increase in income of approximately $316,000 (See Note 1(g) to the Consolidated Financial Statements).

Liquidity and Capital Resources

   Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to file for bankruptcy protection under Chapter 11 on January 25, 1995. During fiscal 1996, the Company continued to evaluate the performance of the continuing subsidiaries in order to conserve cash. In July 1995, the Company received $3,000,000 for the sale of its AXCELL(R) product line and the rights under a related patent license agreement to Telular . As a result of the sale, the operation of Cellular was downsized. It is the Company's intentions to eventually merge

Cellular into the Company. On September 21, 1995, Spectrum sold its Cellular facility in Dallas, Texas for net cash proceeds of approximately $733,000. As of October 17, 1995, the Company sold its Spectrum Global subsidiary for net cash proceeds of approximately $4,549,000 after expenses of $325,000 (See Item 1 Business and Note 2 to the Consolidated Financial Statements).

   From 1995 to 1996 cash and cash equivalents and working capital (current assets less current liabilities) increased by approximately $9,560,000 and $1,079,000, respectively primarily due to the sale of Spectrum Global, the AXCELL(R) product line and the building in Dallas, a $6,000,000 license settlement (See
Item 3 Legal Proceedings - Patent Related Proceedings) and less cash used by downsized operations. Accounts payable and accrued liabilities increased by approximately $3,518,000 from 1994 to 1995 as a result of increased legal fees and costs associated with the Company's filing for bankruptcy protection under Chapter 11.

   As a result of the above, net cash provided by continuing operations for operating activities increased to approximately
$2,544,000 in 1996 from net cash used of approximately
$14,288,000 in 1995.

   Net cash provided by continuing operations for investing activities decreased approximately $1,480,000 in 1996 to approximately $8,249,000 when compared to the prior fiscal year. Cash proceeds during fiscal 1996 from the sales of Spectrum Global, the AXCELL(R) product line and real property in Dallas were lower than the cash proceeds from the sale of marketable securities in fiscal 1995.

   There were no financing activities for the fiscal year ended
March 31,1996. During the twelve months ended March 31, 1995 certain persons exercised stock options which resulted in a $784,000 increase in cash.

   The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court. Confirmation of the Company's proposed Plan will adversely impact the Company's short term liquidity because of the cash payments pursuant to the Plan to holders of secured, administrative and unsecured claims (See Note 1(b) to the Consolidated Financial Statements for Unaudited Pro Forma Financial Information regarding Confirmation of the Plan). Assuming confirmation of the Plan is in accordance with the assumptions set forth in the associated disclosure statement, however, the Company will have adequate capital resources and liquidity to fund its operations. The Company's long term liquidity is largely dependent upon the Company's ability to generate a positive cash flow from its reorganized business (See
Item 1 - Business) and, if necessary, raise additional capital.

Further, if the Company's proposed Plan is not confirmed and no alternative plan of reorganization is approved, such uncertainties raise substantial doubt about the Company's ability to continue as a going concern (See Note 1(c) to the Consolidated Financial Statements) and the Company may be forced to liquidate under either Chapter 7 or Chapter 11 of the U.S.
Bankruptcy Code.

Item 8.  Consolidated Financial Statements and Supplementary Data.

   Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information concerning the directors and executive officers of the Company is set forth under Directors and Executive Officers of the Company heading in Item 1 and is incorporated herein by reference.

   Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company regarding fiscal 1996 and Form 5, and amendments thereto, furnished to the Company with respect to such year, each of Messrs. Hintze, Drabkin and duFosse did not file a timely Form 3 upon becoming an executive officer of the Company, none of which reflected any transactions.

Item 11.  Executive Compensation.

   The following table sets forth information regarding the cash compensation paid by the Company for services rendered to the Company in all capacities during fiscal 1996, 1995 and 1994 to its Chief Executive Officers and its executive officers whose cash compensation exceeded $100,000.

                    SUMMARY COMPENSATION TABLE


- -------------------------------------------------------------------------------
                       Annual Compensation





  ------------------------------------------------------------

       Name and      Year   Salary     Bonus      Other Annual
  Principal Position         ($)        ($)       Compensation
                                                      ($)


  ------------------------------------------------------------
  Donald J. Amoruso  1996   295,000  100,000 (1)      -
  President, Chief   1995    73,750  100,000 (1)      -
  Executive Officer, 1994       -      -              -
  Chairman of the
  Board

  Salvatore T.       1996   181,220    -             -
  Marino (3)         1995    169,76    -             -
                     1994   151,253  34,415       25,029(5)

  Christopher M.     1996   106,667    -             -
  Graham             1995    65,481    -             -
  General Counsel,   1994     -        -             -
  Secretary

  -----------------------------------------------------------



                        Long-Term Compensation

- ------------------------------------------------------------------------

                       Grants & Awards         Payouts
- ------------------------------------------------------------------------
                   Restricted   Options         LTIP       All Other
     Name and        Stock                     Payouts    Compensation
Principal Position  Award(s)                                  ($)
                       ($)
- ------------------------------------------------------------------------
Donald J. Amoruso
President, Chief        -          -               -       19,965 (2)
Executive Officer,      -     1,500,000            -         -
Chairman of the         -          -               -         -
Board

Salvatore T.
Marino (3)              -          -               -       11,127 (4)
                        -          -               -       11,127 (4)
                        -          -               -       11,127 (4)
Christopher M.
Graham                  -          -               -         --
General Counsel,        -       100,000            -         --
Secretary               -          -               -         -

- ------------------------------------------------------------------------

(1) Represents $200,000 signing bonus paid by the Company in equal installments in fiscal 1995 and fiscal 1996.
(2) Represents premiums paidunder a variable life insurance policy paid by the Company pursuant to Mr. Amoruso's employment agreement.
(3) Mr. Marino was the Company's Chief Financial Officer from

    September 1992 through September 1995. Since May 20, 1995, Mr. Marino has been the Vice President - Licensing. However, on April 24, 1996, Mr. Marino was removed as an officer, but remains an employee of the Company. (See Item 3 - Legal Proceedings - Securities Related Litigation). Mr. Hintze was hired on May 15, 1995 as the Controller and appointed Principal Accounting Officer on September 20, 1995.
(4) Represents premiums paid under a variable life insurance policy paid by the Company pursuant to Mr. Marino's employment agreement, which policy is required to be assigned to Mr. Marino if his employment is terminated by the Company without just cause.
(5) Includes $8,818 for medical reimbursements and $10,752 for automobile lease payments paid by the Company pursuant to Mr. Marino's prior employment agreement.

               OPTIONS GRANTED IN 1996 FISCAL YEAR
                                                         Potential
                                                         Realizable
                                                         Value at
                                                         Assumed
                                                         Annualized
                                                         Rates of
                                                         Stock
                                                         Price
                                                         Appreciation   Grant
                                                         for Option     Date
                           Individual Grants             Term           Value
                 --------------------------------------  ------------   -------
                          % of Total
                         Options/SAR's                                  Grant
                 Options  Granted to  Exercise                          Date
                  SAR's   Employees   or
                 Granted  in Fiscal   Base   Expiration  5%     10%     Present
   Name            (#)       Year     Price    Date      ($)    ($)     Value
                             (%)       ($)                                ($)
- -------------------------------------------------------------------------------

Donald J. Amoruso   0         0         -        -        0      0         -
Salvatore T.        0         0         -        -        0      0         -
Marino
Christopher M.      0         0         -        -        0      0         -
Graham

               AGGREGATED OPTIONS EXERCISES IN 1996 FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES


                   Shares                                         Value of
                   Acquired   Value           Number of         Unexercised
  Name             on         Realized   Unexercised Options    In-the-Money
                    Exercise             at Fiscal Year-End      Options at
                                                                 Fiscal
Year-End

(1)

- ------------------------------------------------------------------------------
                                        Exercisable Unexercisable
                                        ----------------------
Donald J. Amoruso      0          0      750,000      750,000         0
Salvatore Marino       0          0      175,000            0         0
Christopher M.         0          0      100,000            0         0
Graham

 (1) All of the options included in this chart were out-of-the money on March 31, 1996.


Compensation of Directors

   Each of the Company's outside directors is paid $18,000 per year plus $1,000 per meeting attended. Each outside director is also paid $500 per diem for any special assignments. During fiscal 1996, the Company paid Robert Dalziel $1,000 in connection with meetings that he attended for the purpose of business development.

   The Board of Directors intends to adopt and implement a plan following confirmation of the Company's Plan of Reorganization pursuant to which the Company will pay one-half of the directors fixed annual compensation in common stock of the Company.

Employment Agreements

   The Company currently has employment agreements with each of the individuals identified above. Mr. Amoruso holds the position of Chief Executive Officer with an annual salary of $295,000 and a $200,000 signing bonus that was payable in installments over the first year of the contract. His employment agreement extends until December 31, 1997 and, as provided by the Bankruptcy Court, provides that if Mr. Amoruso's employment is terminated earlier without just cause he is entitled to full compensation for one year and all options therefore granted to Mr. Amoruso will become immediately execrable and remain exercisable throughout the term of the option. This agreement also provides for health and medical insurance and life insurance benefits and certain other benefits, and requires indemnification in certain circumstances.

   Under the terms of the modified employment agreements approved by the Bankruptcy Court on January 23, 1996, Messrs. Marino and Graham were employed by the Company in the respective positions Vice President Licensing and General Counsel with annual salaries of $181,220, and $115,000, respectively. In addition to salary, the above-described employment agreements provide for health and medical insurance and life insurance benefits, and certain other benefits. These agreements also provide that if the Company discharges either individual without cause they are entitled to full compensation and medical benefits for one year. In addition, Mr. Marino's employment agreement provides that he is entitled to an annual bonus to be paid in cash or common stock of Spectrum in an amount established at the discretion of the Board of Directors of the Company. No bonus (except Mr. Amoruso's starting bonus and starting bonuses to Mr. duFosse of $10,000 and Mr. Drabkin of $45,000, one-half of which is payable on the first anniversary of his start date) was paid to any officer or employee in fiscal years 1995 and 1996. Each of these employment agreements require indemnification in certain circumstances. Mr. Marino remains an employee pursuant to his contract but has not been an executive officer of the Company since April 24, 1996 (See Item 3 - Legal Proceedings - Securities Related Litigation).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table sets forth information as of June 21, 1996 with respect to beneficial ownership of Common Stock of each of the Company's directors, the executive officers identified in the Summary Compensation Table in Item 11 and all directors and executive officers as a group. The Company's proposed plan of reorganization provides for adoption of two new stock based incentive compensation plans for which each of these individuals, as well as all employees, will be eligible (See Item 3 - Legal Proceedings - Bankruptcy Proceedings).

                        Amount and Nature
           Name               of                   Percent  of
                              Beneficial           Class
                              Ownership(1) (2)
- -------------------------------------------------------------------
      Donald J. Amoruso               875,000          1.13%

      Sheldon A. Buckler                                 *
                                       50,000

      George Bugliarello                                 *
                                       50,000

      Robert D. Dalziel                50,000            *

      Christopher M. Graham           100,000            *

      Salvatore T. Marino             176,000            *

      All Directors and             1,125,000 (3)      1.45%
      Executive  Officers
      of the Company as a
      Group
      (8 persons)

    ------------------------
           *Less than 1%
    (1) Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse.
    (2) Includes the following number of shares subject to options exercisable within sixty days from June 21, 1996.

               Mr. Amoruso       -          875,000
               Mr. Buckler       -           50,000
               Mr. Bugliarello   -           50,000
               Mr. Dalziel       -           50,000
               Mr. Graham        -          100,000
               Mr. Marino        -          175,000


   (3) Mr. Marino is no longer an executive officer of the Company, but remains an employee (See Item 3 - Legal Proceedings - Securities Related Proceedings). Mr. Marino's beneficial ownership is not included in this number.

 Item 13.  Certain Relationships and Related Transactions.

       The Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Gene Morgan Financial ("GMF") in connection with the Units Offering completed during fiscal 1992. Pursuant to the Underwriting Agreement, GMF received commissions from the sale of the Units totaling $962,578 and a non-accountable expense allowance totaling $320,859. GMF also received warrants to purchase 578,125 shares on common stock at a purchase price of $2.25 per share (the "Underwriters"). The Underwriter's Warrants were exercisable during the period beginning on July 25, 1992, and ending on April 11, 1996. None of the Underwriter's Warrants had been exercised prior to March 31, 1996. Subsequent to March 31, 1996, these warrants have been extinguished pursuant to a Bankruptcy Court approved settlement agreement in a litigation involving GMF (See Item 3 - Legal Proceedings Other Proceedings). Pursuant to the settlement agreement, the Company also paid an assignee of GMF's claim $91,000 and the parties exchanged general releases.

       On October 31, 1993, the Company purchased Spectrum Global (formerly known as Yield and Wintec) for approximately $4,120,000. A portion of each of Yield and Wintec were previously owned by a nephew of the former President of the Company. The purchase was unanimously approved by the Board of Directors, with the former President abstaining from such votes. Effective October 17, 1995, the Company sold its Spectrum Global subsidiary for $6,101,000, net cash proceeds of which were $4,549,000, after expenses of $325,000. Members of the purchasing group included an executive officer of the Company and two officers of the Spectrum Global subsidiary.

       The Company presently holds a note receivable of approximately $91,000 from a former officer of the Company in charge of investor relations. The note arose from transactions in 1993, whereby the Company loaned the former officer money in relation to the purchase of shares of the Company's common stock. The note, which now bears interest at 10%, is currently due and is included in liabilities subject to compromise as an offset to this former officer's severance agreement. The Company's obligation under the severance agreement and the former officer's obligations under the note will be released pursuant to the framework to settle the Class Action if the settlement is consummated (See Item 3 Legal Proceedings - Other Proceedings).

       The Company also settled a claim filed by the trustee for its Computer Bay subsidiary (See Item 3 - Legal Proceedings
    Bankruptcy Proceedings).

                             PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual
Report on Form 10-K:

    1.  Consolidated Financial Statements:
        The consolidated financial statements filed as a part of this report are listed in the "Index to Consolidated
        Financial Statements and Financial Statement Schedules at
        Item 8.

    2.  Consolidated Financial Statement Schedules:

        The consolidated financial statement schedules filed as part of this report are listed in the "Index to Consolidated Financial Statements and Financial Statement
        Schedules" at Item 8.

        Schedules other than those listed on the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are omitted for the reason that they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

        2.1 Stock Purchase Agreement, dated September 11, 1995, by and among the Company and the Lori Corporation, COMFORCE
                 Corporation, et al. (    7)
        3.1 Certificate of Incorporation of Spectrum Information Technologies, Inc., as amended (5)
        3.2 Amended and Restated By-laws of Spectrum Information Technologies, Inc., as amended effective
                 December 29, 1994 (6)
        3.3      Restated Certificate of Incorporation of the Company. (8)
        3.4      Restated Bylaws of the Company. (8)
        4.1 Specimen common stock certificate of Spectrum Information Technologies, Inc. (2)
        10.1 Employment Agreement entered into between the Company and Salvatore T. Marino (64.
        10.2 Patent License Agreement between the Company and American Telephone & Telegraph Company (3)
        10.3     Purchase and Sale Agreement dated April 11, 1995 by and
                 between the Company and Telular Corporation. (6)
        10.4     Employment Agreement entered into between the Company and
                 Donald J. Amoruso (6)
        10.5 Stock Option Agreement entered into between the Company and Donald J. Amoruso (6)
        10.6 Employment Agreement entered into between the Company and Christopher M. Graham (6)
        10.7 Stock Option Agreement entered into between the Company and Christopher M. Graham (6)
        10.8 Agreement between Peter T. Caserta and the Company dated July 1, 1994 (6)
        10.9 Amended and Restated 1992 Stock Option Plan of the Company (6)
        10.10    Amendment to 1992 Stock Option Plan dated July 6,
                 1994 (6)
        10.11    Amendment to 1992 Stock Option Plan dated April
                 26, 1995 (6)
        10.12    Amendment to Employment Agreement between the
                 Company and Christopher M. Graham dated as of December 7, 1995 (1).
        10.13 Employment Agreement between the Company and Barry J. Hintze dated as of April 27, 1995(l).
        10.14    Amendment to Employment Agreement between the Company and
                 Barry J. Hintze dated as of December 4, 1995.(1)
        10.15    Amendment to Employment Agreement between the Company and
                 Salvatore T. Marino dated as of December 7, 1995. (1)
        10.16 Employment Agreement between the Company and Mikhail Drabkin dated as of January 21, 1996 (1)
        10.17    Amendment to Employment Agreement between the Company and
                 Mikhail Drabkin dated as of May 23, 1996 (1)
        10.18    Employment Agreement between the Company and Richard
                 duFosse dated as of January 17, 1996 (1).
        10.19    Amendment to Employment Agreement between the

                 Company and Richard duFosse dated as of May 23, 1996 (1).
        10.20    Spectrum 1996 Stock Incentive Plan (8).
        10.21    Spectrum 1996 Incentive Deferral Plan (8).
        10.22 Mutual Release and Waiver between the Company and Albert P. Panico dated as of January 10, 1996. (1)
        10.23 Mutual Release and Waiver between the Company and Gus Petruzzelli dated December 13, 1995 (1).
        21.1     Subsidiaries of the Company (1)
        23.1     Consent of BDO Seidman, LLP (1)
        27.1     Financial Data Schedule (1)
        99.1 Disclosure Statement with Respect to the Consolidated Plan of Reorganization Proposed by Spectrum
                 Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of February 8, 1996 (8)

        (1)      Filed herewith.
        (2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated April 10, 1987, and incorporated herein by reference.
        (3)      Previously filed as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated herein by reference.
        (4)      Previously filed as an exhibit to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
        (5)      Previously filed as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by reference.
        (6)      Previously filed as an exhibit to the Company's
                 Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
        (7)      Previously filed as an exhibit to the Company's
                 Current Report on Form 8-K filed October 17,
                 1995, and incorporated herein by reference.
        (8)      Previously filed as an exhibit to the Company's
                 Current Report on Form 8-K filed March 26 1996, and incorporated herein by reference.

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated March 26, 1996, which included: Item 5, "Other Items" reporting that on March 14, 1996, the United States Bankruptcy Court of the Eastern District of New York ruled that the Third Amended Disclosure Statement with Respect to the Third Amended Consolidated Plan of Reorganization proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular (the "Disclosure Statement") was adequate for distribution. A copy of the Disclosure

         Statement (to which the proposed plan of reorganization is an exhibit) was attached as an exhibit.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPECTRUM INFORMATION
                                     TECHNOLOGIES, INC.

                                By

Dated:  June 24, 1996                    /s/ Barry J. Hintze
                                         -------------------------------
                                                Barry J. Hintze
                                           (Controller and Principal
                                              Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                By
Dated: June 24, 1996
                                         /s/ Donald J. Amoruso
                                         -------------------------------
                                               Donald J. Amoruso
                                          (President, Chief Executive
                                          Officer and Chairman of the
                                              Board of Directors)
                                By

Dated: June 24, 1996                     /s/ Sheldon A. Buckler
                                         -------------------------------
                                               Sheldon A. Buckler
                                                   (Director)
                                By

Dated: June 24, 1996                     /s/ George Bugliarello
                                         -------------------------------
                                               George Bugliarello
                                                   (Director)
                                By

Dated: June 24, 1996                     /s/ Robert D. Dalziel

                                         -------------------------------
                                               Robert D. Dalziel
                                                   (Director)

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

                 Index to Consolidated Financial Statements
                      And Financial Statement Schedule



Report of Independent Certified Public Accountants for the
  Years Ended March 31, 1996, 1995 and 1994                             F-2

Consolidated Balance Sheets as of March 31, 1996 and 1995         F-3 - F-4

Consolidated Financial Statements for Each of the Three
  Years in the Period Ended March 31, 1996

     Consolidated Statements of  Operations                             F-5

     Consolidated Statements of Stockholders' Equity (Deficit)          F-6

     Consolidated Statements of Cash Flows                              F-7

Notes to Consolidated Financial Statements                       F-8 - F-34

Schedule  II -  Valuation  and  Qualifying  Accounts
     for Each of the Three Years in the Period Ended
     March 31, 1996                                                    F-35

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Spectrum Information Technologies, Inc. (Debtors-in-Possession)
Purchase, New York

We have audited the accompanying consolidated balance sheets of Spectrum Information Technologies, Inc. and subsidiaries (Debtors-in-Possession) as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Information Technologies, Inc. and subsidiaries (Debtors-in-Possession) at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(c) to the consolidated financial statements, the Company experienced significant losses from continuing operations for the three years ended March 31, 1995, largely due to professional fees incurred in defending itself in the numerous litigation cases discussed in Note 12 to the consolidated financial statements. Due to the continuing losses, litigation and other factors, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 26, 1995. On May 25, 1995, the Bankruptcy Court converted the action of one of its subsidiaries to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the subsidiary's assets. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The continuing losses described above, the uncertainties relating to the confirmation of a plan of reorganization and the Company's ability to achieve management's plans raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1(a), 1(b) and 1(c) to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed herein and do not purport to reflect or provide for the consequences of the bankruptcy proceedings.


BDO Seidman, LLP




New York, New York
June 18, 1996

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Consolidated Balance Sheets
(Amounts in thousands)


March 31,                                         1996         1995
- --------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                    $13,002    $   3,442
  Marketable securities                            873          785
  Accounts receivable (net of allowance
  for doubtful accounts of $80 in 1996
  and 1995)                                      1,437        1,264
  Prepaid expenses and other current assets        229        1,347
  Net assets of discontinued operations              -        4,106
                                           ------------   ----------
      Total current assets                      15,541       10,944
                                           ------------   ----------

Property and equipment, at cost:
  Land                                               -          366
  Building                                           -          344
  Furniture, fixtures and equipment                426        1,684
                                           ------------   ----------
                                                   426        2,394
  Less - accumulated depreciation                 (222)      (1,124)
                                           ------------   ----------

      Net property and equipment                   204        1,270
                                           ------------   ----------


Other assets                                         -          941

Intangible assets, net                             360        1,551
                                           ------------   ----------

    Total assets                               $16,105      $14,706
                                           ============   ==========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Consolidated Balance Sheets
(Amounts in thousands)


March 31,                                         1996           1995
- ----------------------------------------------------------------------
Liabilities and Stockholders' Equity
(Deficit)
Current Liabilities
  Accounts payable                            $  3,643           $127
  Accrued liabilities                            1,386            413
  Other current liabilities                          -            971
                                             ----------    -----------
           Total current liabilities             5,029          1,511
                                             ----------    -----------


Deferred income                                      -            850
                                             ----------    -----------

Liabilities subject to compromise:
  Accounts payable and accrued liabilities       1,485          1,554
  Reserve for litigation                         4,719          4,719
  Reserve for restructuring                      2,067          2,158
  Net liabilities of discontinued operations       531          4,630
  Other liabilities                                185            185
                                             ----------    -----------
           Total liabilities subject to
             compromise                          8,987         13,246
                                             ----------    -----------
           Total liabilities                    14,016         15,607
                                             ----------    -----------

Commitments and contingencies
Stockholders' Equity (deficit):
 Common stock, $.001 par value, 110,000
  shares authorized 76,675
  issued in 1996 and 1995, respectively             77             77
 Paid-in capital                                63,961         63,961
 Accumulated deficit                          (61,501)       (64,443)
                                             ----------    -----------
                                                 2,537          (405)
 Treasury stock, 100 shares at cost              (300)          (300)
 Unrealized loss on marketable securities        (148)          (196)
                                             ----------    -----------
           Total stockholders' equity
             (deficit)                           2,089          (901)
                                             ----------    -----------

   Total liabilities and stockholders'
     equity (deficit)                          $16,105        $14,706
                                             ==========    ===========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

Year ended March 31,                        1996          1995         1994
- ----------------------------------------------------------------------------

Revenues:
  Licensing revenue                    $   7,937     $   1,331    $   1,699
  Merchandise sales, net                     521         1,292        1,225
                                       ----------    ----------   ----------
        Total revenues                     8,458         2,623        2,924
                                       ----------    ----------   ----------
Operating costs and expenses:
  Cost of revenues                           290           522          539
  Selling, general and administrative      7,591        11,849       13,284
  Provision for litigation                     -             -        4,719
  Provision for restructuring                  -           105        2,410
  Write-down of carrying value on
     certain facilities                        -             -          851
                                       ----------    ----------   ----------
        Total operating costs and
          expenses                         7,881        12,476       21,803
                                       ----------    ----------   ----------

Operating income (loss)                      577        (9,853)     (18,879)
                                       ----------    ----------   ----------

Chapter 11 administrative expenses        (3,526)         (425)            -
                                       ----------    ----------   ----------

Other income (expense):
   Gain on Sale of Axcell Product Line     1,616             -            -
   Other income (expense), net               173          (395)         626
                                       ----------    ----------   ----------
   Total other income (expense), net       1,789          (395)         626
                                       ----------    ----------   ----------
Loss from continuing operations           (1,160)      (10,673)     (18,253)
                                       ----------    ----------   ----------

Discontinued operations:
   Loss from operations of Data One
     and Computer Bay                           -       (4,721)      (4,531)
   Gain (loss) on disposal of Data
     One and Computer Bay                  2,539          (118)      (2,920)
   Income from operations of Spectrum
     Global                                  790           920          234
   Gain on sale of Spectrum Global           773             -            -
                                       ----------    ----------   ----------
 Income (loss)  from discontinued
     operations                            4,102        (3,919)      (7,217)
                                       ----------    ----------   ----------

Cumulative effect of change in
accounting principle                           -           316            -
                                       ----------    ----------   ----------
Net income (loss)                         $2,942     $(14,276)    $(25,470)
                                       ==========    ==========   ==========

Net income (loss) per common share:
   Loss  from continuing operations      $ (.01)     $   (.14)    $   (.26)
   Income (loss) from discontinued
     operations                              .01         (.05)        (.06)
   Gain(loss) on disposal of
     discontinued operations                 .04             -        (.04)
                                       ----------    ----------   ----------
   Net income (loss)                        $.04     $   (.19)    $   (.36)
                                       ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Consolidated Statements of Stockholders' Equity (Deficit)
(Amounts in thousands)


                    Common Stock
                    ---------------

                                          Paid-in    Accumulated
                    Shares      $         Capital    Deficit

                    ---------------------------------------------

Balance,
April 1, 1993       62,053      $62       $36,275    $(24,697)

 Exercise of
  stock options      8,258        8       11,312             -
 Exercise of
  warrants           5,672        6       15,591             -
 Net loss                -        -            -      (25,470)
                    ---------------------------------------------

Balance,
March 31, 1994      75,983       76       63,178      (50,167)

 Exercise of
  stock options        692        1          783             -
 Net loss                -        -            -      (14,276)
 Unrealized loss
  on marketable
  securities             -        -            -             -

                    ---------------------------------------------
Balance,
March 31, 1995      76,675       77       63,961      (64,443)

 Net income              -        -            -         2,942
 Unrealized
  gain on
  marketable
  securities             -        -            -             -
                    ---------------------------------------------

Balance,
March 31, 1996      76,675      $77       $63,961    $(61,501 )
                    =============================================




                    Treasury
                    Stock
                    ---------------
                                       Unrealized
                                       Loss on
                    Shares     $       Marketable       Total
                                       Securities
                    ---------------------------------------------

Balance,
April 1, 1993        100     $(300)    $              $   11,340

 Exercise of
  stock options        -          -             -         11,320
 Exercise of
  warrants             -          -             -         15,597
 Net loss              -          -             -       (25,470)
                    ---------------------------------------------

Balance,
March 31, 1994       100      (300)             -         12,787

 Exercise of
  stock options        -          -             -            784
 Net loss              -          -             -       (14,276)
 Unrealized loss
  on marketable
  securities           -          -         (196)          (196)

                    ---------------------------------------------
Balance,
March 31, 1995       100      (300)         (196)          (901)

 Net income            -          -                        2,942
 Unrealized
  gain on
  marketable
  securities           -          -                           48
                    ---------------------------------------------

Balance,
March 31, 1996        100     $(300)        $(148)   $     2,089
                    =============================================

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Consolidated Statements of Cash Flows
(Amounts in thousands)

Year ended March 31,                          1996         1995         1994
- -----------------------------------------------------------------------------

Cash flow from operating activities:
  Net income (loss)                       $  2,942    $(14,276)    $(25,470)
  Adjustments to reconcile net loss to
   net cash used by continuing activities:
    Provision for litigation                     -            -        4,719
    Write-down of carrying value on
     certain facilities                          -            -          851
    Depreciation and amortization              341          603          521
    Other provisions                             -            -        2,790
    Gain on Chapter 7 conversion of
     Computer Bay                          (2,539)            -            -
    Gain on sale of Global subsidiary        (773)            -            -
    Gain on sale of building                  (86)            -            -
    Gain on sale of Axcell product line    (1,616)            -            -
    Deferred income                          (850)        (825)        2,404
    Loss on sale of equipment                  221          274            -
    (Increase) decrease in:
      Accounts receivable                    (173)        1,197      (6,882)
      Prepaid expenses and other assets      1,719           45      (2,406)
    Increase (decrease) in:
      Accounts payable, accrued
        liabilities and other liabilities    3,518      (9,922)        5,906
      Liabilities subject to compromise      (160)        8,616            -
                                          ---------    ---------    ---------
        Net cash used by continuing
         operations                          2,544     (14,288)     (17,567)
        Net cash provided (used) by
         discontinued operations           (1,800)       17,536        8,684
- -----------------------------------------------------------------------------
        Net cash provided (used) by
         operating activities                  744        3,248      (8,883)
- -----------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of Axcell product
   line                                      3,000            -            -
  Proceeds from sale of Global
   subsidiary                                4,549            -            -
  Proceeds from sale of building               733            -            -
  Proceeds from sale of marketable
    securities                                   -        9,817            -
  Purchase of marketable securities              -            -      (7,362)
  Purchase of property and equipment          (33)         (88)        (710)
                                          ---------    ---------    ---------
        Net cash provided (used) by
         continuing operations               8,249        9,729      (8,072)
        Net cash provided (used) by
         discontinued operations             (275)        (100)      (3,492)
- -----------------------------------------------------------------------------
        Net cash provided (used) by
         investing activities                7,974        9,629     (11,564)
- -----------------------------------------------------------------------------
Cash flow from financing activities:
  Decrease in debt financing, net                -        (151)         (35)
  Proceeds from exercise of stock
   options and warrants                          -          784       26,918
                                          ---------    ---------    ---------
        Net cash provided by continuing
         operations                              -          633       26,883
        Net cash provided (used) by
         discontinued operations               (3)     (12,967)      (4,730)
- -----------------------------------------------------------------------------
        Net cash provided (used) by
         financing activities                  (3)     (12,334)       22,153
- -----------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                 8,715          543        1,706
Cash and cash equivalents, unrestricted,
 beginning of year                           4,408        3,865        2,159
                                          ---------    ---------    ---------
Cash and cash equivalents, unrestricted,
 end of year                                13,123        4,408        3,865
Cash and cash equivalents, restricted            -          288        3,403
- ----------------------------------------------------------------------------
Total cash and cash equivalents, end of
 year (including cash amounts in net
 assets of discontinued operations)        $13,123       $4,696       $7,268
                                          =========    =========    =========

Supplemental disclosures of cash
flow information:
  Cash paid during the year for interest         -     $     25     $    264
  Cash paid during the year for income
   taxes                                        $2     $     44     $    146

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors-in-Possession)

Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

    (a) Business
        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum") and its subsidiaries (collectively, the "Company"), own a portfolio of pioneering patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding the fiscal year covered by this report, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. During the past fiscal year, however, Spectrum's new management and Board of Directors concluded that royalty revenue from the Company's existing licensing program would not achieve prior business expectations and began implementing a strategy that fundamentally refocuses the business direction of the Company. Spectrum's business objective is to further develop its core proprietary technology and become a leading provider of value-added mobile communications software and related products.

        Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits (IC), modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (software drivers and cables) and markets them to the Company's licensees. These two components - technology licensing and development and marketing of activation kits are the primary sources of operating revenues which constitute the core business of the Company.

        Spectrum has recently hired two senior technologists to formulate product strategy and to implement product development plans consistent with Spectrum's new strategy. The Company is currently adding engineering staff with the necessary skills to support the business objectives.

        As part of refocusing the Company, beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing throughout the fiscal year ended March 31, 1996, Spectrum's management restructured the Company to focus on its core business. As part of the restructuring, Spectrum closed one of its unprofitable subsidiaries, the liquidation of which is under the supervision of the bankruptcy court, and sold a second wholly-owned subsidiary, Spectrum Global Services, Inc., a Delaware corporation ("Spectrum Global"), effective October 17, 1995 Note 2). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's core business. The Company also significantly downsized its Spectrum Cellular Corporation ("Cellular") subsidiary in Texas. In July 1995, the Company also sold its non-profitable AXCELL(R) cellular interface product line and certain related patent rights to Telular Corporation ("Telular"). In fiscal 1992, Spectrum had licensed these patent rights from Telular. In management's opinion, AXCELL(R) was being replaced in the market by the Company's direct connect technology. Management therefore did not believe that AXCELL(R) was a viable product in the long run and was inconsistent with management's strategy to develop its core technology into mobile communication software products.

        As part of the restructuring process, Spectrum has included in its proposed plan of reorganization the consolidation of the Company's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity (Notes 1(b) and 12).

    (b) Bankruptcy Proceedings
        On January 26, 1995, as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. The Company has filed a separate liquidating plan of reorganization for Data One (the "Liquidation Plan").

        In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan, if confirmed, provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of a minimal amount of cash and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company to receive the remaining 10% ownership.

        The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, voted to accept the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27,600,000 shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted the Plan if the plan is accepted by holders of at least two-thirds of the allowed interests that have voted on the plan. The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for July 17, 1996. This rescheduling was necessary because Plan confirmation is contingent upon the successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers. This is the only known remaining significant issue that must be resolved prior to confirmation of the Plan. However, it is a contingency for approval of the Class Action Settlement, which is a condition precedent to the confirmation of the Plan (Note 12).

The accompanying unaudited pro forma condensed balance sheet is presented to give effect to the Plan as if it had been confirmed on March 31, 1996. The Company's assumptions regarding confirmation of the Plan involve significant risks and uncertainties. The Company's actual results may differ materially at the time of confirmation.

Spectrum Information Technologies, Inc.
Unaudited Pro forma Consolidated Balance Sheet
(Amounts in thousands)
- -----------------------------------------------------------------------------
                                          Pro forma
                                         Adjustments
                                           Assuming
                                         Confirmation
                                             had
                                         Occurred on
                                            March
March 31, 1996            As reported      31,1996                Pro forma
- -----------------------------------------------------------------------------
Current assets                           (Unaudited)              (Unaudited)
 Cash                         $13,002        $(5,888) (a)(c)          $7,114
 Marketable securities            873               -                    873
 Accounts receivable            1,437               -                  1,437
 Prepaids and other               229               -                    229
Total current assets           15,541         (5,888)                  9,653
Net property and
 equipment                        204               -                    204
Other assets                      360               -                    360
Total assets                  $16,105      $  (5,888)                $10,217
                          ============   =============            ===========

Current Liabilities
  Accounts payable             $3,643     $   (1,152) (b)              $927
                                              (1,564) (c)
  Accrued liabilities           1,386           (237) (b)               364
                                                (785) (c)
                          ------------   -------------             ---------
Total current
 liabilities                    5,029         (3,738)                 1,291
Liabilities subject
 to compromise                  8,987         (8,456) (d)               531
                          ------------   -------------             ---------
Total liabilities              14,016        (12,194)                 1,822
                          ------------   -------------             ---------

Stockholders' Equity
Preferred stock                     -               1 (e)                 1
Common stock                       77            (76) (f)(g)(h)           1
Paid-in capital                63,961           6,526 (e)(f)(g)(h)   70,487
Accumulated deficit          (61,501)           (145) (i)          (61,646)
                          ------------   -------------             ---------
                                2,537           6,306                 8,843
Treasury stock                  (300)               -                 (300)
Unrealized loss on
marketable securities           (148)               -                 (148)
                          ------------   -------------             ---------
Total stockholders'             2,089           6,306                 8,395
equity
                          ------------   -------------             ---------
Total liabilities and
stockholders' equity          $16,105        $(5,888)               $10,217
                          ============   =============             =========


  The confirmation of the Plan is contingent upon settlement of the class action lawsuits, which is contingent upon successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers, the Home Action (Note 12). This pro forma balance sheet therefore assumes successful resolution of the Home Action and consequent settlement of the Class Action. The unaudited pro forma balance sheet is based on the following of management's assumptions that give effect to the Plan as if it had been confirmed on March 31, 1996:

   (a)Cash is reduced by payments pursuant to the Plan of approximately (i) $2,724,000 to general unsecured creditors (including $600,000 for the Computer Bay settlement), (ii) $265,000 for a priority non-tax claim, (iii) $250,000 as part of the proposed settlement of the Class Action, (iv) $300,000 for the payment of a partial success bonus to officers and employees of the Company for successfully confirming a plan of reorganization, and (v) $2,349,000 for professional fees (see item (c) below).

      The Company intends to seek a waiver of accrued professional fees of approximately $1,389,000 that have to date been held back by order of the Bankruptcy Court until final determination of allowability. If the Company does not receive such a waiver, the Company's cash will be further reduced to the extent holdbacks are not waived (i.e. $1,389,000 or a portion thereof). If the Bankruptcy Court does not waive any of the professional fees that have been held back, the pro forma cash balance would be reduced to $5,725,000.

   (b)Reflects the waiver (and non-payment) of $1,389,000 of accrued professional fees that have been held back to date by the Bankruptcy Court and the liability written off. (See
      Item (a) above).

   (c)Reflects the payment of unpaid professional fees as of the date of confirmation, less accrued professional fee holdbacks as set forth in item (b) above.

   (d)Liabilities subject to compromise will be discharged on the effective date of the Plan by either cash payments or stock distributions. The remaining liabilities subject to compromise relate to Data One, for which a separate plan of liquidation has been filed.

   (e)Assumes the issuance of 1,062,000 shares of Class A Preferred Stock to the Class Action Trustee in connection with the Class Action Settlement. For the purpose of this analysis, the Class A Preferred Stock has been valued at approximately $4,917,000, and recorded as approximately $1,000 in preferred stock and approximately $4,916,000 in paid-in-capital. Upon completion of the transactions described in items (a), (d), (f) and (h), the Company would have had excess liabilities subject to compromise of $4,917,000 (excluding those attributable to Data One). The Company has recorded this amount as the value of the Class A Preferred Stock in the unaudited pro forma balance sheet. The market value of Spectrum's common stock as of March 31, 1996 has not been used to value the Class A Preferred Stock in the pro forma balance sheet because the Company cannot speculate regarding the effects that the significant dilution resulting from the issuance of the various stock distributions, or confirmation of the Plan, will have on the market value of the Company's stock. The actual value associated with the issuance of Class A Preferred Stock will be based on the market value of the Company's common stock on the effective date of the Plan. The difference between the actual market value of the Class A Preferred Stock on the effective date of the Plan and the value of the discharged liabilities subject to compromise will be recognized as forgiveness of debt and recorded as an extraordinary item in the Company's statement of operations. The Class A Preferred Stock is convertible at the option of the holder for two years, at which time it automatically converts into common stock.

   (f)Reflects the 75 to 1 reverse stock split for all outstanding shares of the Company's common stock on the effective date of the Plan with approximately $76,000 recorded as a reduction to common stock and a corresponding increase in paid-in-capital.

   (g)The issuance to officers, non-executive directors and employees of the Company as the partial payment of a success bonus of an aggregate number of shares equal to one-ninth of the number of shares of reorganized common stock available to existing shareholders and certain creditors and Class A Preferred Stock. This 10% interest in the equity ownership of the Company has been valued at approximately $1,234,000 and recorded as approximately $236 in common stock and $1,233,764 in paid-in-capital. This valuation is based on 10% of the total market capitalization of the Company as of March 31, 1996, when Spectrum's common stock had a closing price of $0.23 per share, and reduced by 30% due to restrictions on the stock. This valuation assumes that the market capitalization of the Company did not change upon confirmation of the Plan. As with the Class A Preferred Stock, however, the actual value ascribed to the stock issued to management, non-executive directors and employees will be based on the per share price on the effective date. There can be no assurance that the Company's current trading price is indicative of the price at which the Company's common stock will trade following confirmation.

   (h)The issuance of 40,166 shares of common stock to the trustee for Computer Bay valued at $300,000.
                                                                     Income
                                                                    (expense)
   (i)Reflects the net charge to operations for the following:

      (1)  Discharge of accrued professional fee holdbacks          $1,389,000

      (2)  Compensation charge for cash bonus paid to employees      (300,000)

      (3)  Compensation charge for the distribution of stock to
           employees and non-executive directors                   (1,234,000)
                                                                   -----------
                                                                   $( 145,000)
                                                                   ===========

      As described in item (b) above, the Company intends to seek a waiver of accrued professional fee holdbacks by order of the Bankruptcy Court. If the Company is not successful obtaining such a waiver, cash and the income recorded related to the discharge will be reduced by the amount paid.

      The pro forma unaudited balance sheet presented above assumes that the Company will continue to report on a historical basis and not adopt "Fresh-Start Accounting" as defined in AICPA Statement of Position "SOP" No. 90-7 since it did not meet both of the following criteria necessary in order to adopt the "Fresh-Start" accounting rules as defined in the SOP:

                     a.   The reorganization value of the assets
                of the emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims; and

                     b. The holders of existing voting shares
                immediately before confirmation receive less than 50% of the voting shares of the emerging entity.

       The estimates and assumptions used are forward looking and subject to significant change based on when the Plan is actually confirmed and to any changes to the confirmed plan. The adjustments recorded as of date of the confirmation will need to be reevaluated as of that date and can be materially different.

     (c)   Basis of Presentation
       The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter 11 proceedings and circumstances relating to this event, including the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of the Company's Plan by the Bankruptcy Court (Note 1(b)), achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company continues to monitor expenses in order to conserve cash. During June and July 1995, the Company received $3,000,000 for the sale of a license to utilize certain patented technology and the related business, and as a result of the sale, management has downsized the operations of Cellular and sold its Dallas facility. During October 1995, the Company sold its Spectrum Global subsidiary for the net proceeds of approximately $4,549,000. In addition, the Plan (Note 1(b)), contemplates the settlement of all significant litigation. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the year ended March 31, 1996, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 12). The net assets of Spectrum, Cellular and Data One, excluding intercompany payables of approximately $11,491,000, were approximately $2,089,000 at March 31, 1996.

    (d)    Use of Estimates
       In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (e)    Principles of Consolidation
       The accompanying consolidated financial statements include the accounts and results of operations of the Company's wholly owned subsidiaries: Cellular, Data One, Computer Bay (through May 25, 1995 when the subsidiary was converted to a Chapter 7) and Spectrum Global (through October 17, 1995 when it was sold). All significant intercompany accounts and transactions have been eliminated in consolidation.

    (f)    Cash and Cash Equivalents
       Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market. At March 31, 1996, approximately $3,500,000 was segregated by the Company for the payment of general unsecured creditor claims, the priority non-tax claim and the Company's cash contribution to the settlement of the class action lawsuits. (Note 1(b)).

     (g)   Marketable Securities
       The Company adopted Statement of Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", resulting in a change in the way the Company values its investments. Under this new pronouncement, since the Company does not have the positive intent to hold its investments to maturity, they are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses (determined by specific identification) on investments classified as available-for-sale, would be carried as a separate component of stockholders' equity. The cumulative effect as of April 1, 1994 of adopting this change resulted in an increase in income of approximately $316,000. Additionally, there was no tax effect based upon the adoption of SFAS No. 115 due to the Company's substantial net operating loss carryforwards.

    (h)    Revenue Recognition
       Deferred revenue on licensing agreements is recognized when earned based on each individual agreement. Sales of product are recognized upon shipment to the customer.

    (i)    Property and Equipment
       Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 5 to 7 years (30 years for the building in fiscal 1995).

    (j)    Intangible Assets
       Included in intangible assets of $1,551,000 at March 31, 1995 is $1,100,000, related to a license agreement acquired in fiscal year 1992. In July 1995, the Company sold its AXCELL(R) product line and certain related patent rights to Telular for $3,000,000, pursuant to an agreement approved by the Bankruptcy Court, which resulted in a gain of approximately $1,616,000. The patent rights relate to wireless interface technology and were obtained in a license agreement from Telular and are not part of Spectrum's core patent portfolio.

    (k)    Licensing Agreements
       The Company entered one non-exclusive license agreement and renegotiated and consolidated two prior non-exclusive agreements during fiscal 1996, and entered 17 such non-exclusive agreements during fiscal 1995, pursuant to which it licensed others to utilize Spectrum's patented technology. The license agreements require up-front license fees or ongoing royalty obligations, or a combination thereof. The Company is also required to repay a license fee that it received pursuant to a license agreement that it entered during fiscal 1994 with Rockwell International from a portion of the royalties the Company may receive from license agreements with Rockwell customers.

       For the fiscal year ended March 31, 1996, the Company has included revenues of approximately $6,821,000 in licensing revenues and approximately $1,116,000 in royalties pursuant to license agreements that it entered during fiscal 1996 and earlier. Included in license revenues is a one time fee of $6,000,000 pursuant to a licensing settlement agreement with Megahertz (Note 12). The Company has included revenues of approximately $549,000 in licensing fees for the fiscal year ended March 31, 1995, which is comprised of non-refundable license fees less the Company's obligations to make payments under companion advertising agreements to certain licenses, and approximately 782,000 in royalties.

       At March 31, 1995, approximately $1,002,000, $850,000 and
       $850,000 is included in trade and other receivables, accrued liabilities, other assets and deferred income, respectively. These entries reflect the balance of the non-refundable license fees due under the license agreements that have companion advertising agreements. For the periods presented, the Company has reclassified offsetting accounts payable and receivable balances related to certain patent license agreements.

    (l)    Research and Development Expenses
       Research and development expenditures are recorded as period costs when incurred. Such expenses were approximately $369,000, $306,000 and $336,000 in 1996,
       1995 and 1994, respectively.

    (m)   Income (Loss) Per Common Share
       The computation of income (loss) per common share is based on the weighted average number of common shares and common stock equivalents (stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of income (loss) per share for 1996, 1995 and 1994 are 76,675,448, 76,404,395 and 71,231,751, respectively.
       Common stock equivalents were not included in the computation of weighted average shares outstanding because such inclusion would be anti-dilutive.

    (n)    Reclassifications
       Certain amounts as previously reported have been reclassified to conform to the March 31, 1996 presentation.

    (o)    Recent accounting pronouncements
       In March, 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting For the Impairment of Long Lived Assets and for Long Lived Assets to the Disposed of." The Company has adopted SFAS No. 121 as of April 1, 1996. The adoption of SFAS No. 121 was not material.

       In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of SFAS No. 123 as of April 1, 1996 by disclosing the pro forma net income and pro forma net income per share amounts assuming the fair value method was adopted April 1, 1995. The adoption of this standard will not impact the Company's consolidated results of operations, financial position or cash flows.

2.  Business Combinations, Acquisitions, and Dispositions

     Computer Bay

    Due to Computer Bay's continuing losses and loss of market share, the Company officially discontinued the operations of the Computer Bay subsidiary on January 25, 1995. Accordingly, Computer Bay has been reported as a discontinued operation, effective January 25, 1995, and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary. The Company's prior years' operating results have also been reclassified to reflect the discontinuation of Computer Bay. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. The Company settled this claim for a $600,000 allowed cash claim and $300,000 allowed stock claim. (Notes 1(b) and 12).

Thefollowing table summarizes the net liabilities of Computer
   Bay for the periods presented:

                                            May 25, 1995   March 31,
                                                                1995
     ----------------------------------------------------------------
                                             (Amounts in thousands)
     Cash                                   $        218        $232
     Restricted cash                                 291         288
     Accounts receivable                           1,078       1,080
     Income taxes receivable                         409         409
     Property and equipment                          100         100
     Other assets                                    129         129
     Accounts payable                            (3,368)     (4,864)
     Other liabilities                           (1,396)     (1,473)
                                            =========================
                Net liabilities                 $(2,539)    $(4,099)
                                            =========================

    The summary of Computer Bay's results of discontinued operations for the periods presented are as follows:

                                           Years ended March 31,
                                 ------------------------------------------
                                     1996         1995           1994
     ----------------------------------------------------------------------
                                           (Amount in thousands)
     Revenues                         $-          $  59,921       $ 85,306
     Net loss                         $-           $(4,721)       $(1,388)
     ======================================================================

    Data One

    Effective December 31, 1993, the Company adopted a plan to discontinue operations at Data One. The operations of Data One ceased on December 31, 1994. Accordingly, Data One has been reported as a discontinued operation effective December 31, 1993 and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary. The Company's prior years operating results have also been classified to reflect the discontinuation of Data One. The estimated loss on the disposal of Data One is $2,920,000, or $.04 per share, consisting of an estimated loss on disposal of the business of $2,514,000, (which includes a write-down of intangibles of $1,092,000 and inventory and property of $516,000), and a provision of $406,000 for anticipated losses until disposal as of March 31, 1994. No tax effect was taken due to the substantial net operating loss carryforwards. At March 31, 1996 and 1995, the balance remaining in the reserve for discontinued operations was approximately $157,000, respectively.

    Data One has filed a proposed plan of liquidation under Chapter 11 and associated disclosure statement. A hearing regarding the adequacy of the disclosure statement is scheduled for June 25, 1996.

    The following table summarizes the net liabilities of Data
    One for the periods presented:

     March 31,                                       1996             1995
     ----------------------------------------------------------------------
                                                 (Amounts in thousands)
     Cash                                            $121         $     83
     Accounts receivable                               10               41
     Other assets                                       2                3
     Accounts payable                               (144)            (144)
     Deferred income                                (253)            (253)
     Reserve for discontinued operations            (157)            (175)
     Other liabilities                              (110)             (86)
                                              -----------------------------
         Net liabilities                           $(531)           $(531)
                                              =============================


    The summary of Data One's results of discontinued operations for the periods presented are as follows:

                                        Years ended March 31,
                      -----------------------------------------------------
                            1996              1995                    1994
     ----------------------------------------------------------------------
                                        (Amounts in thousands)
     Revenues                $-                $0                 $ 14,429
     Net loss                $-                $0                 $(3,143)

    Spectrum Global

    Effective October 17, 1995, the Company sold its Spectrum Global subsidiary for net proceeds of approximately $4,549,000, after expenses of $325,000 to certain former members of management. Spectrum Global was acquired in fiscal 1994 from the nephew of the former President of the Company for approximately $4,120,000. Spectrum Global has been reported as a discontinued operation for all periods presented.

The following table summarizes the net assets of Spectrum Global for the periods presented:

                      October 17,          March 31,
                             1995               1995
                    ---------------------------------

                         (Amounts in thousands)

Cash                       $1,227            $   651
Accounts receivable         1,899              1,571
Other assets                2,237              2,285
Accounts payable            (243)              (316)
Other liabilities           (117)               (85)

                    --------------     --------------
Net assets                 $5,003             $4,106
                    ==============     ==============

      The following table summarizes the results of discontinued operations of Spectrum Global for the periods presented:

                                                Years ended March 31,
                               ---------------------------------------------
                                      1996             1995            1994
         ------------------------------------------------------------------
                                                (Amounts in thousands)

          Total revenues            $6,877           $9,003          $3,460
          Net income                $  790           $  920          $  234


3.  Investment in Marketable Securities

    As of March 31, 1996, the Company's equity reflects a charge of $148,000, which represents the recognition of unrealized holding losses for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. There were no sales of available-for-sale securities during the year ended March 31, 1996.

    Marketable securities as of March 31, 1996 were comprised of investments in equity securities and government securities which consisted primarily of U.S. Treasury Notes. The aggregate cost, fair value and unrealized holding gains and losses for equity securities and U.S. Treasury Notes held at March 31, 1996, are as follows:


                                                                   Gross
                                  Cost Basis     Aggregate      Unrealized
                                                 Fair Value   Holding Losses
                                 ---------------------------------------------
                                            (Amounts in thousands)
         Equity securities             $   250           $106          $(144)
         Government securities,
          maturing between 1 and
          5 years                          702            698             (4)
         Other                              69             69               -
                                 =============================================
                                        $1,021           $873          $(148)
                                 =============================================


    Marketable securities as of March 31, 1995 contain investments in government securities which consist primarily of U.S. Treasury Notes and equity securities and are carried at the lower of cost or market, as determined by quoted market prices. The aggregate cost of equity securities held at March 31, 1995 was approximately $250,000 and the related market value of such securities was approximately $85,000. As of March 31, 1995, marketable securities contained investments in U.S. Treasury Notes whose aggregate cost was $731,000 and the related market value was $700,000.

4.  Liabilities Subject to Compromise

    Liabilities subject to compromise are liabilities recorded by the Company as of the Petition Date that are expected to be compromised under a plan of reorganization (Notes 1(b) and 12). The Bankruptcy Court established September 7, 1995 as the bar date by which claims against the Debtors must be filed if the claimants wish to receive distribution in Chapter 11 cases.

5.  Stock Transactions

    In fiscal 1994, 5,671,972 Warrants were exercised to acquire a like number of shares for total proceeds of $15,596,923.
    Additional information regarding the warrants follows:


                                                         Shares
                                                       Subject to
                                                        Warrants
                                                      -------------

       Outstanding at March 31, 1993, at $2.25 -
         $2.75 per share                                 6,343,275
           Exercised at $2.75 per share                (5,671,972)
           Returned at $2.75 per share                    (93,178)
                                                      =============
       Outstanding at March 31, 1994, 1995  and
         1996, at $2.25 per share                         578,125
                                                      =============

    The Company entered into an Underwriting Agreement (the "Underwriting Agreement") with Gene Morgan Financial ("GMF") in connection with the Units Offering completed during fiscal 1992. Subsequent to March 31, 1996, these warrants have been extinguished pursuant to a Bankruptcy Court approved settlement agreement in a litigation involving GMF. Pursuant to the settlement agreement, the Company also paid an assignee of GMF's claim $91,000 and the parties exchanged general releases (Note 12).

6.  Stock Option Plans

    The Company has two Stock Option Plans (the "Plans") covering the issuance of incentive and non-qualified stock options to key employees, consultants and nonemployee directors of the Company and its subsidiaries. The aggregate number of shares of common stock granted under the Plans is 22,092,021 shares, subject to adjustment for stock splits and other capital adjustments. The exercise price of each option is determined by the Plan committee, and shall not be less than 100% of the fair market value of a share of Common Stock at the time such stock options are granted. Vesting periods for options granted under the Plans range from 1 to 10 years with certain plans providing for exercise on the date of grant. Additional information follows:

                                                         Shares
                                                       Subject to
                                                        Options
                                                      -------------
       Outstanding at March 31, 1993, at $1.13 -
         $4.33 per share                                13,766,000
           Granted at $1.13 - $9.75 per share            1,997,000
           Exercised at $1.13 - $4.13 per share        (8,257,500)
                                                      -------------
       Outstanding at March 31, 1994, at $1.13 -
         $9.75 per share                                 7,505,500
           Granted at $1.00 - $4.50 per share              341,416
           Exercised at $1.13 - $1.40 per share          (692,786)
                                                      -------------
       Outstanding at March 31, 1995, and 1996 at
         $1.13 - $4.33 per share                         7,154,130
                                                      =============

    At March 31, 1996, 6,403,630 options were exercisable at prices ranging from $1.00 to $4.33. If the Company's proposed plan of reorganization is confirmed, the number and exercise price of all options outstanding will be adjusted in accordance with the reverse stock split of 75 to 1 (Note 1(b)).

7.   Concentrations of Credit Risk and Fair Value of Financial Instruments

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and marketable securities. The Company currently invests most of its cash investments in money market funds with financial institutions insured by the FDIC and government securities. At times, such cash investments were in excess of the FDIC insurance limit.

     The carrying amount of these cash investments approximates the fair value due to their short maturity. The investments in government securities are valued at market.

     During the fiscal year ended March 31, 1996 sales to SMART Modular Technologies (including its recently acquired subsidiary Apex Data) accounted for approximately 27% of the Company's merchandise sales. During the fiscal year ended March 31, 1995 sales to OKI Telecom accounted for approximately 39% of the Company's merchandise sales. During the fiscal year ended March 31, 1994, sales to OKI Telecom, Audiovox Corporation and Fujitsu Network Transmission accounted for approximately 47% of the Company's merchandise sales.

8.  Property

    In the fourth quarter of fiscal 1994, the Company determined that an adjustment was necessary to reduce the carrying value for certain of its property, plant and equipment to reflect the significant decline in the market value of its Dallas, Texas facility. Accordingly, the Company recorded a pretax charge of approximately $851,000 to properly reflect the permanent impairment of the property's value. The Company sold the building in September 1995 for $733,000, resulting in a gain of $86,000.

9.  Provision for Restructuring

    Pursuant to the Bankruptcy Code the Company has rejected termination agreements issued in conjunction with fiscal 1994's restructuring efforts and certain real property leases (Notes 1(b) and 12). At March 31, 1996 and March 31, 1995, approximately $2,067,000 and $2,158,000, respectively, is included in liabilities subject to compromise.

    In the fourth quarter of fiscal 1994, plans were developed to reduce the Company's cost structure and to improve profitability on a consolidated basis. The restructuring plan involves consolidation of facilities, along with a reduction in the number of employees. The consolidated statement of loss for 1994 includes a charge of $2,700,000, which substantially relates to anticipated payments to be made to several employees, which was recorded in the fourth quarter related to this plan, partially offset by a credit of $290,000 recognized in the second quarter, which represented a reversal of reserves set up for the Company's reorganization efforts in the prior year.

10. Commitments and Contingencies

    The Company leases office space and certain equipment under operating leases. Total rent expense for 1996, 1995, and 1994 was approximately $121,000, $353,000 and $381,000, respectively.

    Future minimum annual rental commitments for all noncancellable operating leases are as follows:

                   Years Ended March 31,
                   --------------------------------------------
                                                     (Amounts
                                                     in
                                                     thousands)

                   1997                              $     126
                   1998                                    110
                   1999                                     19
                   --------------------------------------------

                   Total                             $     255
                                                     ==========

    The Company has entered into employment agreements (the "Employment Agreements") with certain officers and employees. Under the terms of the Employment Agreements, these officers are to receive annual salaries of approximately $1,231,000 in the aggregate and certain employee benefits. The Employment Agreements provide that if the Company discharges any of these individuals without cause, the discharged individual will be entitled to full compensation, including participation in all benefit programs, for periods of up to one year. The Bankruptcy Court approved the Company's assumption of these Employment Agreements. Certain Employment Agreements provide that the employee is entitled to an annual bonus to be paid in cash or common stock based on the pretax profits of the Company in an amount established at the discretion of the Board of Directors of the Company.

    Pursuant to the Bankruptcy Code, the Company has filed a motion seeking bankruptcy court approval of employment agreements with two technical executive officers who were hired post-petition. The Company has rejected all leases for automobiles leased on behalf of employees. Additionally, the Company has rejected the real property lease associated with its former Manhasset, New York headquarters and leases for certain furniture and equipment (Notes 1(b) and 12).

11. Income Taxes

    Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:

       March 31,                                 1996                1995
       -------------------------------------------------------------------
                                             (Amounts in
                                             thousands)

       Net operating loss carryforwards  $     25,158             $25,320
       Reserve for litigation                   1,888               1,888
       Reserve for restructuring                  827                 863
       Reserve for discontinued
         operations                                70                  70
       Other                                       67                 133
       -------------------------------------------------------------------
                                          $    28,010              28,274
       Valuation allowance                $  (28,010)            (28,274)
       ---------------------------------==============        ============
                                          $         -            $      -
                                        ==============        ============


    At March 31, 1996 and 1995, the Company recorded a deferred tax asset with a valuation allowance of equal value. Since there are certain limitations that exist regarding the utilization of the net operating losses (which total approximately $62,897,000 at March 31, 1996) due to changes in ownership and the Company's current state of reorganization, it is unknown as to whether the benefit of any of the deferred tax assets will be realized. The change in the valuation allowance for the three years in the period ended March 31, 1996 was $264,000 $2,110,000 and
$18,113,000.

    These net operating loss carryforwards expire between 2001 and 2010, if not used. The amount of net operating losses that expire in 2010 is approximately $6,231,000.

12.   Litigation

Bankruptcy Proceedings

On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum, Data One and Cellular (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors-in-possession while awaiting for Bankruptcy Court approval of their proposed plan of reorganization. A separate plan of liquidation under Chapter 11 has been filed for Data One.

Although the Debtors are authorized to operate their business as debtors in possession, they may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. The Committee may review and object to transactions involving the Company that are outside of the ordinary course of the Company's business, may consult with the Company concerning the administration of the Company's Chapter 11 case, and may participate in the formulation of a plan of reorganization. The Company is required to pay certain expenses of the Committee including counsel and other professional fees, to the extent allowed by the Bankruptcy Court. Other parties in interest in the Chapter 11 case are also entitled to be heard on motions made in the Chapter 11 case, including motions for approval of transactions outside the ordinary course of business.

Principal Proceedings in the Chapter 11 Case

Stay of Litigation

Pursuant to section 362 of the Bankruptcy Code, the commencement of the Debtors' Chapter 11 cases operates as stays, applicable to all entities, of the following: (i) the commencement or continuation of a judicial, administrative, or other proceeding against the Debtors that was or could have been commenced prior to commencement of the Debtors' Chapter 11 cases, or to recover for a claim that arose before the commencement of the Debtors' Chapter 11 cases; (ii) the enforcement of any judgment against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases; (iii) the taking of any action to obtain possession of or to exercise control over the Debtors' property;
(iv) the creation, perfection or enforcement of any lien against the Debtors' property; (v) the taking of any action to collect, assess or recover a claim against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases; or (vi) the setoff of any debt owing to the Debtors that arose prior to the commencement of the Debtors' Chapter 11 cases against a claim held by such creditor or party in interest against the Debtors that arose before the commencement of the Debtors' Chapter 11 cases. Any entity may apply to the Bankruptcy Court for relief from the automatic stay so that it may enforce any of the aforesaid remedies that are automatically stayed by operation of law at the commencement of the Debtors' Chapter 11 cases.

Executory Contracts

As debtors-in-possession, the Debtors have the right, under the relevant provisions of the Bankruptcy Code, to assume or reject executory contracts, including real property leases. Certain parties to such executory contracts with the Debtors, including parties to such real property leases, may file motions with the Bankruptcy Court seeking to require the Debtors to assume or reject those contracts or leases. In this context, "assumption" means that the Debtors cure or provide adequate assurance that they will cure all existing defaults under a contract or lease and provide adequate assurance of future performance under the contract or lease. "Rejection," which is a remedy available under the relevant provisions of the Bankruptcy Code, means that the Debtors are relieved of their obligations to perform further under the contract or lease. Rejection of an executory contract or lease is treated as a breach of that contract immediately before the date of filing of the petition and gives the nondebtor party the right to assert a claim against the bankruptcy estate for damages arising out of the breach which shall be allowed or disallowed as if such claims had arisen before the date of the filing of the petition.

Pursuant to the Bankruptcy Code, the Company has rejected certain employment contracts and has terminated employment of some of the affected individuals. The Bankruptcy Court has approved the Company's employment agreement with its current CEO. On January 23, 1996, the Bankruptcy Court approved (i) the assumption of modified employment contracts with other employees with pre-existing employment agreements, eliminating some contractual perquisites and reducing severance benefits, and (ii) the terms of agreements with two former employees regarding rejection of their employment agreements and their claims for rejection damages. In April 1996, the Bankruptcy Court approved the assumption of a remaining employment agreement that had been modified to reduce salary, eliminate some contractual perquisites and reduce severance benefits. The Company is currently seeking Bankruptcy Court approval of the employment contracts of its Chief Technical Officer and Vice President - Software Engineering. The Company rejected all leases for automobiles leased on behalf of employees. Additionally, the Company has rejected the real property lease associated with its former Manhasset, New York headquarters and leases for certain furniture and equipment.

Prepetition claims that were contingent, unliquidated, or disputed as of the commencement of the Chapter 11 case, including, without limitation, those that arise in connection with rejection of executory contracts, may be allowed or disallowed depending on the nature of the claim. Such claims may be fixed by the Bankruptcy Court or otherwise agreed upon by the parties.

Computer Bay Trustee's Claim

On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. An independent trustee has been appointed to oversee liquidation of Computer Bay's Chapter 7 estate. The Computer Bay trustee filed a claim with the Bankruptcy Court seeking to substantively consolidate the Computer Bay estate and liabilities with the estates and liabilities of the Company. The Debtors filed an objection to this claim on November 20, 1995. In furtherance of his proofs of claim, on January 11, 1996 the Computer Bay trustee filed a complaint commencing litigation against the Company seeking to substantively consolidate the Computer Bay estate with the Debtor's estate and, in the alternative, seeking the return of alleged preferences and fraudulent conveyances in the amount of $4,351,396 (the "Computer Bay Litigation"). The Debtors filed an answer on January 23, 1996. On February 27, 1996, the Computer Bay trustee informed the Company that it would seek permission from the Bankruptcy Court to add two of the Company's then executive officers as defendants in this litigation. The Debtors asserted counterclaims against the Computer Bay estate in the amount of $2,430,436.

On March 15, 1996, the Debtors, the Committee and the Computer Bay trustee agreed to a settlement of the Computer Bay Litigation, which was approved by the Bankruptcy Court on March 28, 1996. The settlement calls for the Computer Bay estate to receive distributions under the Plan of $600,000 in cash and $300,000 in Spectrum common stock to be distributed approximately one month after the Plan's effective date. Consummation of the settlement is contingent upon confirmation of the Plan.

The Debtors' Exclusivity Period

For 120 days after the Petition Date, the Company has the exclusive right to propose and file a plan of reorganization with the Bankruptcy Court. If the Company files a plan of reorganization during the 120-day exclusivity period, no other party may file a plan of reorganization until 180 days after the Petition Date, during which period the Company has the exclusive right to solicit acceptance of the plan. If the Company fails to file a plan during the 120-day exclusivity period or such additional time period ordered by the Bankruptcy Court (the "Exclusivity Period") or, after such plan has been filed, fails to obtain acceptance of such plan from Impaired Classes during the exclusive solicitation period or such additional time period ordered by the Bankruptcy Court, any party in interest, including a creditor, an equity security holder, a committee of creditors, or an indenture trustee, may file a plan of reorganization in the Chapter 11 proceedings. Additionally, if the Bankruptcy Court were to appoint a Chapter 11 trustee, any party in interest may file a plan, regardless of whether any additional time remains in the Company's Exclusivity Period. The Company filed a plan of reorganization (the Plan) dated as of March 18, 1996. A hearing regarding confirmation of the Plan is scheduled for July 17, 1996. No other party may file an alternative plan unless the Plan is not confirmed.

Setting of the Bar Date for Prepetition Claims

By order of the Bankruptcy Court, the bar date for filing proofs of claim in the Chapter 11 proceedings was established as September 7, 1995.

The Debtors' Proposed Plan of Reorganization

The Plan, if confirmed by the Bankruptcy Court, will settle all material litigation now pending and provide all general unsecured creditors with 100% of the value of their claims plus 6% interest thereon. The Company has reserved approximately $3,500,000 for the payment of general unsecured creditor claims, the priority non-tax claim and the Company's cash contribution to the settlement of the Class Action lawsuits. To date, the Company has reconciled the majority of the general unsecured creditor claims, with interest, in the amount of approximately $2,700,000. Several outstanding claims remain that the Company is attempting to reconcile before the effective date of the Plan (the "Effective Date"). The Company does not believe that the reconciliation of such claims will have a material effect on the reserve established for payment to unsecured creditors. The Plan also provides for the payment of approximately $264,000 on the Effective Date to the holder of the one priority nontax claim filed against Spectrum. The Plan will also settle all of the class action lawsuits filed against the Company by the payment of $250,000 by the Company and the delivery of approximately 45% of the equity ownership in reorganized Spectrum to a trustee to be distributed to the members of the class. Under the terms of the proposed Plan, existing shareholders will be substantially diluted but should obtain the majority of the 45% equity ownership in reorganized Spectrum set aside for such shareholders and certain creditors. This should hold true even after the issuance of $300,000 of stock to the Chapter 7 trustee of Computer Bay in connection with the recent settlement of his claim. Holders of allowed administrative claims (as agreed upon or ordered by the Bankruptcy Court) will be paid in full under the Plan. The Company intends to seek a waiver of accrued professional fees that to date have been held back by the Bankruptcy Court.

The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for July 17, 1996. This rescheduling was necessary because Plan confirmation is contingent upon the successful resolution of a coverage dispute with certain of Spectrum's former directors' and officers' insurance carriers. This is the only known remaining significant issue that must be resolved in bankruptcy prior to confirmation of the Plan.

The Company will amend its certificate of incorporation and by-laws on the Effective Date. The Amended Certificate contains certain provisions affecting the rights of shareholders, corporate governance, and the transferability of Class A Preferred Stock and Reorganized Spectrum Common Stock (as defined below). Under the amended certificate of incorporation, the authorized capital stock of the Company shall be comprised of (i) 10,000,000 shares of reorganized Spectrum common stock ("Reorganized Spectrum Common Stock"), (ii) 1,500,000 shares of Class A preferred stock reserved for issuance in connection with the settlement of the Class Action that was filed against the Company in 1994 ("Class A Preferred Stock") and (iii) 2,000,000 shares of preferred stock ("Preferred Stock"). A description of the amount of shares that will be issued within each class is set forth below.

Issued and outstanding shares of the Company's common stock will be canceled on the Effective Date and replaced with one (1) share of Reorganized Spectrum Common Stock for each seventy-five (75) shares of existing common stock. The Company currently has authorized 110,000,000 shares of common stock, of which approximately 76,700,000 million are issued and outstanding. Therefore, approximately 1 million shares of Reorganized Spectrum Common Stock will be issued to existing shareholders on the Effective Date. An additional $300,000 of Reorganized Spectrum Common Stock will be issued to the Computer Bay trustee in connection with the settlement of his claim (collectively, the Reorganized Spectrum Common Stock issued to existing shareholders and the Computer Bay trustee is defined as "Distributable Common Stock"). Stock options issued under the Company's existing stock option plans will also be reverse split at a 75 to 1 ratio and repriced accordingly.

Pursuant to the Class Action Settlement, the Company will issue a number of shares of Class A Preferred Stock equal to the number of shares of Distributable Common Stock. The Class A Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock at the expiration of two years.

As part of a bonus or success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company will also issue Reorganized Spectrum Common stock pursuant to the two incentive compensation programs described in the Plan, the Spectrum 1996 Stock Incentive Plan and the Spectrum 1996 Incentive Deferral Plan, which collectively authorize the issuance of an aggregate number of shares of Reorganized Spectrum Common Stock equal to a 10% ownership interest to directors, officers and employees of the Company on the Effective Date. Except for 300 shares of Reorganized Spectrum Common Stock that will be distributed to directors on the Effective Date, the distribution of stock to directors, officers and employees pursuant to such incentive programs shall be distributed in three equal installments. The first installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 1997; the second installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending December 31, 1997; and the third installment shall be distributed during the three day period commencing three days after Reorganized Spectrum files its Quarterly Report on Form 10-Q for its fiscal quarter ending June 30, 1998. Under the Stock Incentive Plan, employees, officers and directors will also be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of shares equal to an additional one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Preferred Stock. Also, on the Effective Date, the Company will distribute a $300,000 success bonus among all employees.

Implementation of the Plan does not contemplate issuance of the remainder of the 10 million authorized shares of Reorganized Spectrum Common Stock, the remainder of the 1.5 million shares of Class A Preferred Stock, or the 2 million shares of authorized preferred stock. The details of the Plan, the proposed recapitalization, and copies of the certificate of incorporation and by-laws are set forth in detail in the Plan and associated disclosure statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. ( (Note 1(b)).

If the Plan is not confirmed, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code.

Securities Related Proceedings

On February 9, 1994, the class action filed against the Company and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation, United States District Court for the Eastern District of New York, Civil Action No. 93-2295) (the "Class Action Suits") was supplemented
(i) to extend the end of the class period from May 21, 1993 to February 4, 1994, (ii) to add additional claims against Spectrum and the individual defendants, and (iii) to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain subclasses have been certified. A similar putative class action filed in the United States District Court for the Southern District of Texas has been transferred and consolidated with the Class Action Suits.

The plaintiffs in the Class Action Suits claim to have purchased the Company's securities at prices which the Company and the individual defendants allegedly artificially inflated by, among other things: (i) misrepresenting the potential value of the patent license agreement the Company entered into with AT&T; (ii) improperly accounting for revenues and expenses in connection with certain license and advertising agreements; (iii) failing to disclose the existence of an inquiry initiated by the Securities and Exchange Commission (the "SEC"); and (iv) making misleading statements regarding the employment of John Sculley. In addition, there are claims against certain of the individual defendants for improper insider trading. The Company's former management, based on the advice of its then counsel, believed the Company had good and meritorious defenses to the claims against it.

On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserts that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993, to correct inaccurate accruals of certain items into income. For pretrial purposes, this litigation has been consolidated with the Class Action Suits described above.

In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement is contingent on numerous factors including, among other things, the successful resolution of the Home Action), the negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties, including the Class Action Plaintiffs, and the approval of the Class Action Settlement by the District Court. The Bankruptcy Court approved the Class Action Settlement on January 19, 1996. The Class Action Plaintiffs in the Class Action Suits had filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676,000,000. The Class Action Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants (former directors and officers) in that suit against the Company.

Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action Plaintiffs have agreed to a framework under which the Company will issue to the Class Action Plaintiffs in its plan of reorganization a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of Spectrum's plan of reorganization. In addition, under the Class Action Settlement, the Class Action Plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10,000,000 covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, $1,350,000 from the various individual defendants in the action plus $250,000 from the Company.

One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6,000,000 out of the $10,000,000 of the insurance necessary to fund the Class Action Settlement have disclaimed coverage. This dispute is the subject of a litigation pending before the District Court and must be successfully resolved to implement the Class Action Settlement. A trial in the Home Action took place before the District Court on February 28 and 29, 1996. The District Court has not yet issued its decision.). Confirmation hearing dates have been rescheduled twice, awaiting the District Court's decision. The confirmation hearing is currently scheduled for July 17, 1996.

In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. The Company believes that a focus of the investigation related to accounting and disclosure issues with respect to certain of the patent license and advertising agreements it entered into during fiscal 1994 and also related to other activities of the Company's previous management. The Company is cooperating fully with the investigation.

The accounting treatment at issue in the investigation, which had been implemented after consultation with the Company's previous outside auditors and had been disclosed in the Company's quarterly filings with the SEC, was revised by Spectrum when it voluntarily restated its earnings on February 7, 1994.

In April 1996, the SEC staff informed the Company that it intended to commence an administrative proceeding to determine whether during 1993 the Company had violated certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements it entered into during fiscal 1994. In April 1996, the Company began discussions with the SEC to resolve the SEC's ongoing investigation. Those discussions contemplate the entry of an administrative cease and desist order against the Company, but do not contemplate the imposition of any financial penalties. The Company's discussions with the SEC are ongoing.

In connection with this investigation, Salvatore T. Marino, a current employee and former officer of the Company informed the Company in April 1996 that the SEC staff intended to commence a proceeding against him for violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during fiscal 1994 and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. Mr. Marino has denied any wrongdoing and responded to the staff's allegations. Upon learning of the SEC staff's position and pending resolution of this issue, the Company removed Mr. Marino as an executive officer.

Additionally, the Company has learned that the SEC intends to commence proceedings related to this investigation against two of its former officers and directors, Peter Caserta, former Chief Executive Officer and Chairman of the Board of Directors, and Dana Verrill, former Chief Executive Officer and Chairman of the Board of Directors. Mr. Caserta left the Company in July 1994 and Mr. Verrill left the Company in October 1993.

In October 1994, two individuals commenced an action against two of the Company's former officers and directors (Silverberg, et al. v. Sculley, et al., Superior Court of the State of California for the County of Los Angeles, Case No. BC 111206). The claims against the former officers and directors include breach of fiduciary duty, breach of covenant of good faith and fair dealing, deceit and misrepresentation, negligent misrepresentation, mismanagement and gross negligence. In November 1995, the plaintiffs and all defendants entered into a settlement agreement, which the Bankruptcy Court has since approved.

In March 1995, Peter Caserta, the Company's former Chief Executive Officer and Chairman of the Board, Howard Schor, a former employee, and eight others including the former director, the former President of Spectrum Global (which was sold by the Company in October 1995), and six other non-company employees were indicted in the District Court on charges of mail and wire fraud relating to activities of the Caserta Group, an unaffiliated financial services company headed by Mr. Caserta In January 1996, Mr. Caserta and Mr. Schor pleaded guilty to certain of the charges against them.

The United States Attorney's Office for the Eastern District of New York has informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

Patent-Related Proceedings

In August 1994, Megahertz Corporation ("Megahertz") filed a Demand for Arbitration with the American Arbitration Association in Salt Lake City, Utah (Case No. 81 184 0008194) seeking a determination as to whether royalty payments by Megahertz are temporarily abated under the terms of a license agreement between Megahertz and Spectrum. Megahertz, in its arbitration request, asked for a determination of whether Spectrum had achieved certain licensing objectives and/or undertaken defined patent enforcement actions as set forth in the agreement. Megahertz, its parent company, U.S. Robotics, and the Company in February 1996 entered into a settlement agreement with respect to all disputes among them which the Bankruptcy Court approved on March 7, 1996. The confidential agreement included a $6,000,000 payment to the Company as settlement of all licensing obligations.

On December 6, 1994, the Company filed a lawsuit against Motorola for infringement of claims in six of its patents covering basic wireless data concepts. Motorola denied the allegations in its answer. The case was originally filed in the United States District Court for the Eastern District of Virginia, but was transferred to the United States District Court for the Northern District of Alabama, Northeastern Division (Spectrum Information Technologies, Inc. v. Motorola, Inc., Civil Action No. 95-U-234-NE). As a result, on March 8, 1996, Spectrum and Motorola entered into an agreement settling the patent litigation. The settlement agreement provides that Spectrum and Motorola will cross-license each other for use of specified intellectual property. Under the agreement, Spectrum will become one of the few entities licensed to distribute communications software that allows the wireless transmission of data utilizing proprietary technology related to certain Motorola cellular telephones. Motorola will be licensed to utilize Spectrum's basic technology in certain modems and modem integrated circuits. Motorola is one of the world's largest providers of wireless communication, semiconductors and electronic systems and the largest producer of mobile and portable cellular telephones. The confidential agreement, which was filed under seal, was approved by the Bankruptcy Court on April 9, 1996.

The Company has also instituted an interference proceeding in the U.S. Patent and Trademark Office to establish that the Company is the inventor of the claimed subject matter of U.S. Patent 4,991,197 (the "197 Patent"). This proceeding is based on the Company's belief that Walker Morris, President of Intelligence Technology Corporation ("ITC"), a party to a joint development agreement with the Company, wrongfully obtained the 197 Patent based on the technology invented by the Company. The Company has been granted a patent to cover this invention, U.S. Patent 4,972,457. In the course of the interference procedure, ITC has allowed deadlines to pass without taking steps to preserve its right to submit evidence showing any date of invention earlier than the filing date of the Walker Morris patent application. The Company believes that it has persuasive evidence proving an earlier date of invention than the Walker Morris filing date, and has preserved its right to submit such evidence. The parties, however, have agreed to stay this proceeding while settlement discussions are pending. The parties had reached a verbal understanding under which ITC would concede priority of invention to the Company and would receive a restricted field license under U.S. Patent 4,972,457, subject to the completion of a final agreement acceptable to the parties. Shortly before execution of a final agreement, Walker Morris provided the Company information regarding a patent application that Walker Morris alleged was outside the scope of the interference. The Patent Office granted the Company's motion, however, to include the newly disclosed patent in the pending interference. The Company believes that it will ultimately be awarded dominant rights to both patents in the interference.

Other Proceedings

In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. The action is currently stayed against the Company and Data One by the automatic stay provisions of the Bankruptcy Code. Subsequently, the individual defendants in the litigation other than Peter Caserta, the Company's former CEO, were dropped from the action. The plaintiff and Mr. Caserta entered a settlement, the terms of which are under seal by court order. In October 1995, Mr. Andersen filed a proof of claim against Data One alleging $1,500,000 in damages based on the allegations described above. Data One intends to object to this claim on the grounds that, among other things, it was not timely filed. Data One has filed a separate liquidating plan of reorganization under Chapter 11.

In January 1994, Robert Fallah, a former financial consultant to Spectrum, instituted a suit (Fallah v. Spectrum Information Technologies, Inc., Index No. 94-1044) against the Company seeking $5,790,000 in damages related to purported oral promises made by the Company to give Fallah certain stock warrants in exchange for consulting services. Fallah filed a proof of claim in the Company's bankruptcy proceeding alleging $5,790,000 in damages. Spectrum filed an objection to the Fallah claim on January 31, 1996. The Bankruptcy Court has since disallowed Fallah's claim in its entirety.

In April, 1994, an action was filed against Spectrum, certain former officers and directors of the Company and the Company's former transfer agent (Blair v. Spectrum Information Technologies Inc., et al., 162nd District Court of Dallas County, Texas). Blair alleged that he was induced to begin employment with Cellular through a promise that he would be allowed to participate in Spectrum's stock option plan and alleged against all defendants breach of contract, fraud, negligence, breach of fiduciary relationship and bad faith. Blair terminated his employment with Cellular in August 1994. The parties have stipulated to allow Blair an unsecured claim of $95,000. The Bankruptcy Court approved this settlement on March 7, 1996.

In October 1994, Gene Morgan ("Morgan") and Gene Morgan Financial ("GMF") demanded in excess of approximately $8,000,000 from the Company based on an alleged breach of a consulting agreement and failure to register certain underwriter's warrants. Morgan filed a proof of claim in the bankruptcy proceeding claiming an unsecured nonpriority claim of approximately $6,300,000 alleging breach of contract under the warrants. Lowenstein, Sandler, Kohl, Fisher & Boylan, as assignee of GMF's claim, filed a proof of claim alleging approximately $1,852,000 in damages arising from the alleged breach of the consulting agreement. The Debtors objected to the claims of both Morgan and GMF. The parties reached a settlements as to both the Morgan and GMF claims pursuant to which the Company paid Lowenstein, Sandler, Kohl, Fisher & Boylan $91,000 and the parties exchanged general releases. The Bankruptcy Court approved the settlement on April 17, 1996.

On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home Action") in the Company's bankruptcy proceeding. The Honorable Frederic Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation is now pending before him. The Home is seeking to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleges certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also seeks a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors. The Company believes The Home (as well as the other carriers discussed below) are obligated to provide the coverage at issue and is defending this action, and is further seeking a declaration of coverage under the Renewal Policy for the claims made against that policy.

In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") have intervened in the Home Action. AESIC has agreed to be bound by any final judicial resolution regarding The Home (a similar agreement was previously reached with the third excess carrier) and is no longer actively participating in the Home Action. The District Court heard the trial in the Home Action on February 28 and 29, 1996, and has not yet issued a decision. Settlement of the Class Action is contingent on the outcome of the Home Action.

From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

        Spectrum Information Technologies, Inc. and Subsidiaries
              (Debtors-in-Possession) (Note 1(b))
                Schedule II - Valuation and
               Qualifying Accounts For the Years
               Ended March 31, 1996, 1995 and 1994


                             Additions                            Balance
                Balance      Charged                              at
                at           to Costs                             End
Description     Beginning    and                                  of
                of Period    Expenses   Write-offs    Other       Period
- --------------  ---------    --------   ----------    --------    -------

                    Year Ended March 31, 1994
Allowance for
 Doubtful
 Accounts
 Receivable     $    293     $80,000    $       -     $      -     $ 80,293
Reserve for
 Inventory
 Obsolescence   $ 35,699     $91,517    $(26,906)     $      -     $100,310

                    Year Ended March 31, 1995
Allowance for
 Doubtful
 Accounts
 Receivable     $ 80,293     $     -    $       -     $      -     $ 80,293
Reserve for
 Inventory
 Obsolescence   $100,310     $     -    $       -     $      -     $100,310

                    Year Ended March 31, 1996
Allowance for
 Doubtful
 Accounts
 Receivable     $ 80,293     $     -    $       -     $      -     $ 80,293
Reserve for
 Inventory
 Obsolescence   $100,310     $     -    $(54,234)     $      -     $ 46,076