Form 10-Q
period 1996-06-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1996-08-08
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to __________


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


Common stock, $.001 par value, 76,675,448 outstanding at July 31, 1996.

     SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (Debtors in Possession)
                             FORM 10-Q
                           JUNE 30, 1996

                               INDEX



      PART I.  FINANCIAL INFORMATION                       Page No.
                                                           --------
      Consolidated Balance Sheets                                1

      Consolidated Statements of Income (Loss)                   3

      Consolidated Statements of Cash Flows                      4

      Notes to Consolidated Financial Statements                 6

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations             12



      PART II.  OTHER INFORMATION                               18

     Spectrum Information Technologies, Inc. and Subsidiaries
                      (Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)

Assets                                      June 30,          March 31,
                                             1996              1996
- --------------------------------------------------------------------------
                                            (Unaudited)

Current assets:
  Cash and cash equivalents                  $11,549           $13,002
  Marketable securities                          788               873
  Accounts receivable (net of
   allowance for doubtful
   accounts of $80)                              725             1,437
  Prepaid expenses and other current
   assets                                        455               229
                                           -------------     -------------
      Total current assets                    13,517            15,541
                                           -------------     -------------

  Furniture, fixtures and equipment              450               426
                                           -------------     -------------
                                                 450               426
  Less - accumulated depreciation               (246)             (222)
                                           -------------     -------------

      Net property and equipment                 204               204
                                           -------------     -------------

Intangible assets, net                           354               360
                                           -------------     -------------

      Total assets                           $14,075           $16,105
                                           =============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)


Liabilities and Stockholders' Equity          June 30,            March
                                              1996              31, 1996
- ---------------------------------------------------------------------------
                                             (Unaudited)

Current Liabilities
  Accounts payable                           $  1,934          $  3,643
  Accrued liabilities                           1,989             1,386
                                             ------------     -------------
           Total current liabilities            3,923             5,029
                                             ------------     -------------

Liabilities subject to compromise:
  Accounts payable and accrued
   liabilities                                  1,455             1,485
  Reserve for litigation                        4,719             4,719
  Reserve for restructuring                     1,972             2,067
  Net liabilities of discontinued
   operations                                     531               531
  Other liabilities                               185               185
                                             ------------     -------------
           Total liabilities subject to
               compromise                       8,862             8,987
                                             ------------     -------------
           Total liabilities                   12,785            14,016
                                             ------------     -------------

Commitments and contingencies
Stockholders' Equity:
 Common stock, $.001 par value, 110,000
  shares authorized 76,675
  issued, respectively                             77                77
 Paid-in capital                               63,961            63,961
 Accumulated deficit                          (62,284)          (61,501)
                                             ------------     -------------
                                                1,754             2,537
 Treasury stock, 100 shares at cost              (300)             (300)
 Unrealized loss on marketable
  securities                                     (164)             (148)
                                             ------------     -------------
           Total stockholders' equity           1,290             2,089
                                             ------------     -------------

           Total liabilities and
            stockholders' equity               $14,075           $16,105
                                             ============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
Three months ended June 30,                      1996             1995
- --------------------------------------------------------------------------
                                             (Unaudited)       (Unaudited)

Revenues:
  Licensing revenue                             $ 758            $ 829
  Merchandise sales, net                           50              202
                                             ------------     ------------
        Total revenues                            808            1,031
                                             ------------     ------------
Operating costs and expenses:
  Cost of revenues                                 24              123
  Selling, general and administrative           1,334            2,127
                                             ------------     ------------
        Total operating costs and
          expenses                              1,358            2,250
                                             ------------     ------------

Operating loss                                   (550)          (1,219)
                                             ------------     ------------

Chapter 11 administrative expenses               (329)            (890)
                                             ------------     ------------

Other income (expense), net                        96              (59)
                                             ------------     ------------
Loss from continuing operations                  (783)          (2,168)
                                             ------------     ------------

Discontinued operations:
   Gain  on disposal of Computer Bay                -            2,539
   Income from operations of Spectrum
    Global                                          -              270
                                             ------------     ------------
 Income from discontinued operations                -            2,809
                                             ------------     ------------

Net income (loss)                               $(783)           $ 641
                                             ============     ============

Net income (loss) per common share:
   Loss  from continuing operations            $ (.01)          $ (.03)
   Gain on disposal of discontinued                 -              .04
operations
                                             ------------     ------------
   Net income (loss)                           $ (.01)          $  .01
                                             ============     ============

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Statements of Cash Flows
(Amounts in thousands)

Three months ended June 30,                      1996            1995
- -------------------------------------------------------------------------
                                              (Unaudited)     (Unaudited)

Cash flow from operating activities:
  Net income (loss)                           $   (783 )        $  641
  Adjustments to reconcile net loss to
   net cash used by
   continuing activities:
    Depreciation and amortization                  30              156
    Gain on Chapter 7 conversion of
      Computer Bay                                  -           (2,539)
    Deferred income                                 -             (400)
    Loss on sale of equipment                       -               97
    (Increase) decrease in:
      Accounts receivable                         712             (544)
      Prepaid expenses and other assets          (157)           1,044
    Increase (decrease) in:
      Accounts payable, accrued                (1,107)           1,502
      liabilities and other liabilities
      Liabilities subject to compromise          (124)             (70)
                                             ------------     -----------
        Net cash used by continuing
          operations                           (1,429)            (113)
        Net cash used by discontinued
          operations                                -           (1,696)
- -------------------------------------------------------------------------
        Net cash used by operating
          activities                           (1,429)          (1,809)
- -------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of Axcell product
    line                                            -              500
  Proceeds from sale of marketable
    securities                                      -              (12)
  Purchase of property and equipment              (24)               3
                                             ------------     -----------
        Net cash  (used) provided by
          continuing operations                   (24)             491
        Net cash used by discontinued
          operations                                -              (57)
- -------------------------------------------------------------------------
        Net cash  (used) provided by
          investing activities                    (24)             434
- -------------------------------------------------------------------------
Cash flow from financing activities:
- -------------------------------------------------------------------------
        Net cash provided (used) by
          financing activities                      -                -

- -------------------------------------------------------------------------
Net decrease in cash and cash
  equivalents                                  (1,453)          (1,375)
Cash and cash equivalents, unrestricted,
  beginning of year                            13,123            4,696
                                             ------------     -----------
Cash and cash equivalents, unrestricted,
  end of year                                  11,670            3,321
- -------------------------------------------------------------------------
Total cash and cash equivalents, end of
  year (including cash
  amounts in net assets of discontinued
  operations)                                 $11,670           $3,321
                                            ============      ===========


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest      $       -        $       -
  Cash paid during the year for income
    taxes                                     $       2        $       2


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)


1.    Summary of Significant Accounting Policies

      (a)  Business
           Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum") and its subsidiaries (collectively, the "Company") own a portfolio of pioneering patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. Since January 1995, Spectrum's management has been implementing a strategy that refocuses the business direction of the Company. Spectrum's business objective is to further develop its core proprietary technology and become a leading provider of value-added mobile communications software and related products. Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (software drivers and cables) and markets them to the Company's licensees. These two components - development and marketing of activation kits and technology licensing - are the primary sources of operating revenues which constitute the core business of the Company. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Factors).

      (b)  Bankruptcy Proceedings
           On January 26, 1995 (the "Petition Date"), as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. The Company has filed a separate liquidating plan of reorganization for Data One, which was unanimously supported by Data One's voting creditors. (Note 3).

           In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan, if confirmed and consummated, provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of a minimal amount of cash and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company to receive the remaining 10% ownership.

           The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, voted to accept the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27,600,000 shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted a plan if the plan is accepted by holders of at least two-thirds of the allowed interests that have voted on the plan. The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for August 14, 1996. The Bankruptcy Court has rescheduled the confirmation hearing several times at the Company's request while the Company was awaiting a ruling by the United States District Court for the Eastern District of New York in a coverage dispute with certain of the Company's former insurance carriers. On July 15, 1996, the District Court issued a decision favorable to the Company, and the insurance carriers stated that they intended to appeal certain aspects of the decision (Notes 3 and 4). If the Bankruptcy Court confirms the

           Plan at the scheduled confirmation hearing, consummation of the Plan and its effective date will remain contingent upon District Court approval of the Class Action Settlement.

      (c)  Basis of Presentation
           The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter 11 proceedings and circumstances relating to this event, including the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the confirmation of the Company's Plan by the Bankruptcy Court (Note 1(b)), achievement of the business objectives described in
           Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Risk Factors.) Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company continues to monitor expenses in order to conserve cash. In addition, the Plan (Note 1(b)) contemplates the settlement of all significant litigation. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the quarter ended June 30, 1996, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 3). The net assets of Spectrum, Cellular and Data One, excluding intercompany payables of approximately $11,506,000, were approximately $1,290,000 at June 30, 1996.

           As part of the restructuring process, Spectrum has included in its Plan the consolidation of the Company's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity (Notes 1(b) and 5).

      (d)  Principles of Consolidation
           These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Data One and Spectrum Cellular, as of and for the three months ended June 30, 1996 and 1995.
           Effective October 17, 1995, the Company sold its
           Spectrum Global subsidiary to a buying group including certain former members of management. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7, on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer
           Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. The
           Company discontinued the operations of its Data One subsidiary during fiscal year 1994, its Computer Bay subsidiary during fiscal year 1995 and its Spectrum
           Global subsidiary during fiscal year 1996. All intercompany transactions have been eliminated.

           The unaudited interim consolidated financial statements have been prepared on a basis substantially consistent with the audited statements for the fiscal year ended March 31, 1996. Certain information and footnote disclosures normally included in financial statements were prepared in accordance with generally accepted accounting principles and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

           In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of June 30, 1996, and the results of its operations and its cash flows for the interim periods presented.

      (e)  Long Lived Assets
           In March, 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting For the Impairment of Long Lived Assets and for Long Lived Assets to the Disposed of." The Company has adopted SFAS No. 121 as of April 1, 1996. The adoption of SFAS No. 121 was not material.

      (f)  Income (Loss) Per Common Share
           The computation of income (loss) per common share is based on the weighted average number of common shares and common stock equivalents (stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of income (loss) per common share for the quarters ended June 30, 1996 and 1995 are 76,675,448. Common stock equivalents were not included in the computation of weighted average shares outstanding because such inclusion would be anti-dilutive.

      (g)  Stock-Based Compensation
           In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company has adopted the employee stock-based compensation disclosure provisions of SFAS No. 123 on April 1, 1996. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

2.    Business Dispositions

      Spectrum Global

      Effective October 17, 1995, the Company sold its Spectrum Global subsidiary for net proceeds of approximately $4,549,000, after expenses of $325,000, to a buying group including certain former members of management. Spectrum Global was acquired in fiscal 1994 from the nephew of the former President of the Company for approximately $4,120,000. Spectrum Global has been reported as a discontinued operation for all periods presented.

      The following table summarizes the net assets of Spectrum
      Global for the periods presented:

(Amounts in thousands)                        October 17,
                                                 1995

- -------------------------------------------------------------

Cash                                            $1,227
Accounts receivable                              1,899
Other assets                                     2,237
Accounts payable                                  (243)
Other liabilities                                 (117)

                                       -------------------
Net assets                                      $5,003
                                       ===================

The summary of Spectrum Global's results of discontinued operations for the periods presented are as follows:

(Amounts in thousands)

Three months ended June 30,                     1996            1995
- -------------------------------------------------------------------------


Revenues                                         $-            $2,963
Net loss                                         $-            $  271

      3.   Litigation

           Bankruptcy Proceedings

           On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
           respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting Bankruptcy Court approval of their proposed plan of reorganization (Note 1(b)). If the Bankruptcy Court confirms the Plan at the scheduled confirmation hearing, consummation of the Plan and its effective date will remain contingent upon District Court approval of the Class Action Settlement. If the Plan is not confirmed and consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code. (See Part II - Item 1 - Legal Proceedings for a summary of the terms of the Plan and the principal proceedings in the Chapter 11 case.) A separate liquidating plan of reorganization under Chapter 11 has been filed for Data One. A confirmation hearing on Data One's liquidating plan is scheduled for August 6, 1996.

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

           On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserts that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993 to correct inaccurate accruals of certain items into income. For pretrial purposes, this litigation has been consolidated with the Class Action Suits described above.

           In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement is contingent on numerous factors including, among other things, the successful resolution of the Home Action (See Other Proceedings and Note 4), the negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties, including the Class Action Plaintiffs, and the approval of the Class Action Settlement by the District Court. The Bankruptcy Court approved the Class Action Settlement on January 19, 1996. The Class Action Plaintiffs in the Class Action Suits had filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676 million. The Class Action Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants (former directors and officers) in that suit against the Company.

           Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action Plaintiffs have agreed to a framework under which the Company will issue to the Class Action Plaintiffs in its plan of reorganization a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of the Plan. In addition, under the Class Action Settlement, the Class Action Plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, $1,350,000 from the various individual defendants in the action plus $250,000 from the Company.

           One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6 million out of the $10 million of the insurance necessary to fund the Class Action Settlement have disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company in this coverage dispute. (See Other Proceedings and Note 4).

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

           Patent Related Proceedings

           The Company has instituted an interference proceeding in the U.S. Patent and Trademark Office to establish that the Company is the inventor of the claimed subject matter of U.S. Patent 4,991,197 (the "197 Patent"). This proceeding is based on the Company's belief that Walker Morris, President of Intelligence Technology Corporation ("ITC"), a party to a joint development agreement with the Company, wrongfully obtained the 197 Patent based on the technology invented by the Company. The Company has been granted a patent to cover this invention, U.S. Patent 4,972,457. In the course of the interference procedure, ITC has allowed deadlines to pass without taking steps to preserve its right to submit evidence showing any date of invention earlier than the filing date of the Walker Morris patent application. The Company believes that it has persuasive evidence proving an earlier date of invention than the Walker Morris filing date, and has preserved its right to submit such evidence. Shortly before execution of a settlement agreement under which ITC would concede priority of invention to the Company and would receive a restricted field license under U.S. Patent 4,972,457, Walker Morris provided the Company information regarding a patent application that Walker Morris alleged was outside the scope of the interference. The Patent Office granted the Company's motion, however, to include the newly disclosed patent in the pending interference. The Company believes that it will ultimately be awarded dominant rights to both patents in the interference.

           Other Proceedings

           In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. Mr. Anderson did not file a proof of claim against the Company and the Bankruptcy Court ruled on July 16, 1996 that Mr. Anderson was barred from filing such a claim against the Company. In October 1995, Mr. Anderson filed a proof of claim against Data One alleging $1.5 million in damages based on the allegations described above. Data One objected to this claim on the grounds that, among other things, it was not timely filed. Data One and Mr. Anderson have entered a settlement allowing Mr. Anderson an unsecured claim against Data One in the amount of $80,000, with payments made pursuant to the terms of Data One's liquidating plan of reorganization.

           On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home Action") in the Company's bankruptcy proceeding. The Honorable Frederick Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation is now pending before him. The Home sought to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleged certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also sought a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors.

           In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus
           Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") have intervened in the Home
           Action. AESIC has agreed to be bound by any final judicial resolution regarding The Home (a similar agreement was previously reached with the third excess carrier) and is no longer actively participating in the Home Action. The District Court heard the trial in the Home Action on February 28 and 29, 1996 and issued a decision that was favorable to the Company on July 15, 1996. (Note 4).

           From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

      4.   Subsequent Events

           On July 15, 1996, the District Court ruled against the insurance carriers in their attempt to rescind the directors' and officers' insurance policies at issue in the Home Action. The Court also ruled that any losses in the Class Action Suits related to Spectrum's February 1994 restatement of earnings would be covered by the policies at issue. The Court concluded that it could not decide, based on the record before it, whether the policies at issue would cover claims in the Class Action Suits related to alleged insider trading by certain of the Company's former officers and alleged misstatements regarding John Sculley's employment with the Company. Home and Aetna have informed the Company that they intend to appeal certain aspects of the decision.

           Notwithstanding this intended appeal, the parties to the Class Action Suits and the insurance carriers have tenatively reached an agreement to implement the Class Action Settlement. Under this agreement, each insurance carrier has agreed to contribute the full coverage available under its disputed insurance policy, up to $6 million, if they are unsuccessful in the appeal.
           This agreement to implement the Class Action Settlement remains subject to the completion and execution of a definitive agreement. The parties to the Class Action
           Suits and the insurance carriers are preparing a definitive agreement reflecting this agreement. The Class Action Settlement also remains contingent upon several factors, including completion and execution of a definitive agreement, confirmation of the Plan and District Court approval.

           The Company intends to proceed with the confirmation of the Plan on August 14, 1996. If confirmed, the Plan will be consummated after District Court approval of the Class Action Settlement becomes final.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Organization And Business Combination

      The Company owns a portfolio of patents relating to commercially practicable methods to transmit data over circuit-switched cellular networks. Spectrum, through its Cellular subsidiary, had operated primarily as an intellectual property company generating much of its revenues from royalties associated with the licensing of its proprietary technology. Beginning in January 1995, however, Spectrum's new management and Board of Directors began implementing a strategic plan that fundamentally refocuses the Company. Spectrum's current business strategy is to become a leading provider of value added mobile communications software and related products.

      Historically, Spectrum had operated as a holding company of several operating subsidiaries. Beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing through the quarter ended June 30, 1996, Spectrum's management began to restructure the Company to focus on its current business strategy. Spectrum closed two of its unprofitable subsidiaries, the liquidations of which are under the supervision of the Bankruptcy Court. The Company sold the capital stock of its wholly-owned subsidiary, Spectrum Global, effective October 17, 1995. (See Notes 1(a) and 2 to the Consolidated Financial Statements). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's success in the mobile communications arena. Finally, as part of the reorganization process, upon motion by the Debtors, the Bankruptcy Court substantively consolidated the Company's bankruptcy estate with that of its Cellular subsidiary. Spectrum and Cellular are now conducting the Company's core business as a single corporate entity and the Company intends to merge Spectrum and Cellular. (See Part 2 - Other Information - Item 1 - Legal Proceedings - Bankruptcy Proceedings.) The discussion of the business of Spectrum in this report refers to the business that was formerly conducted by either Spectrum or Cellular. Spectrum Global, Data One and Computer Bay are reflected in the consolidated financial statements as discontinued operations.

Chapter 11 Proceedings

      On January 26, 1995, as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core wireless technology, the Company together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the Federal

Bankruptcy Code. Upon motion by the Debtors, the bankruptcy court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One has filed a separate liquidating plan of reorganization.

      Due to the Chapter 11 filing, the Company's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until a plan of reorganization is confirmed by the Bankruptcy Court. The positive effect has also been enhanced by the Bankruptcy Court approved sale of certain assets, but has been offset by the increased administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise.

      On March 14, 1996, the Bankruptcy Court approved the adequacy and distribution of the Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, Debtors in Possession, Dated as of March 18, 1996. The Company distributed the Disclosure Statement, along with the associated Plan and voting ballots, to its creditors and shareholders of record as of March 18, 1996. The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, supported the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27.6 million shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted a plan if the plan is accepted by holders of such interest that hold at least two-thirds of the allowed interests that have voted on the plan. The Bankruptcy Court initially scheduled a confirmation hearing for May 3, 1996, which has since been rescheduled for August 14, 1996. The Bankruptcy Court has rescheduled the confirmation hearing several times at the Company's request while the Company was awaiting a ruling by the United States District Court for the Eastern District of New York in a coverage dispute with certain of the Company's former insurance carriers. On July 15, 1996, the District Court issued a decision favorable to the Company, and the insurance carriers stated that they intended to appeal certain aspects of the decision (Notes 3 and 4). If the Bankruptcy Court confirms the Plan at the scheduled confirmation hearing, consummation of the Plan and its effective date will remain contingent upon District Court approval of the Class Action Settlement.

      The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court. (See
Liquidity and Capital Resources).

Summary of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Spectrum Global, Data One and Computer Bay subsidiaries as discontinued operations.

(Amounts in thousands)
Quarters Ended June 30,       1996            %          1995           %
- ----------------------------------------------------------------------------
Revenues                   $   808         100.0       $1,031        100.0
                          -----------    ---------    ----------   ---------

Operating costs and
expenses:

  Cost of revenues              24           3.0          123         11.9

  Selling, general and
    administrative           1,334         165.1        2,127        206.3
                          -----------    ---------    ----------   ---------
Total operating costs
  and expenses               1,358         168.1        2,250        218.2
                          -----------    ---------    ----------   ---------

Operating income (loss)    $  (550)        (68.1)     $(1,219)      (118.2)

                          ===========    =========    ==========   =========

Consolidated Revenues

      Consolidated revenues decreased approximately $223,000 or 22% for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 due to decreases in licensing income and merchandise sales of approximately $71,000 or 9% and $152,000 or 75%, respectively. Licensing revenues decreased $509,000 primarily because a certain licensee that paid royalties during the quarter ended June 30, 1995 did not pay royalties during the quarter ended June 30, 1996. This licensee did not make ongoing royalty payments because the Company and the licensee converted an existing license to a paid up license during the quarter ended March 31, 1996 pursuant to the terms of a Bankruptcy Court approved settlement. This decrease was offset by an increase in licensing revenues of approximately $188,000 related to increased payments made pursuant to a licensing agreement the Company entered in fiscal 1994 and by approximately $204,000 as a result of a settlement with a certain licensee for past due royalties. Merchandise sales decreased partially because of the Company's sale of the AXCELL (Registered Trademark) product line in July 1995. AXCELL (Registered Trademark) sales were approximately $132,000 for the three months ended June 30, 1995. Merchandise sales have also decreased because the Company has withheld selling cables for use with Motorola Inc. cellular telephones until the Company fully implements procedural requirements of the cross-license agreement with Motorola at which time the Company can sell activation kits.

Operating Costs and Expenses

      Operating costs and expenses for the three months ended June 30, 1996 decreased $892,000 or 40% when compared to the three months ended June 30, 1995 primarily due to decreased selling, general and administrative expenses of approximately $793,000 or 37% and decreased cost of sales of approximately $99,000 or 80%.

      The decrease in selling, general and administrative expenses for the quarter ended June 30, 1996 was the result of several factors, including decreases in legal fees (other than legal fees associated with the Company's bankruptcy proceedings) of $318,000 or 50%. A majority of the non-bankruptcy related legal matters involving the Company have been settled as part of the Plan. Insurance expense decreased approximately $193,000 or 51% for the three months ended June 30, 1996 as compared to the same period in the prior year primarily because of a reduction in directors' and officers' insurance premiums. For the quarter ended June 30, 1996, depreciation and amortization decreased approximately $118,000 or 79% as compared to the quarter ended June 30, 1995 primarily because the Company is no longer depreciating or amortizing certain assets that it disposed during the fourth quarter of the fiscal year ended March 31, 1996. Personnel and related expenses and outside services decreased approximately $79,000 or 13% and $93,000 or 61%, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in personnel and related expenses is due primarily to the Company's downsizing of operations and the decrease in outside services is because the Company is no longer using outside accounting services.

      The decrease in cost of sales is a direct result of the decreased merchandise sales for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

Operating Loss

      For the quarter ended June 30, 1996, the Company's operating loss decreased approximately $668,000 to $550,000, as compared to $1,219,000 for the quarter ended June 30, 1995. This 55% reduction is due to decreased operating costs and expenses of approximately $892,000 or 40%, which was offset by decreased revenues of approximately $223,000 or 22%.

Other Income and Expense

      For the three months ended June 30, 1996, other income increased approximately $156,000 or 261% as compared to the three months ended June 30, 1995 primarily due to a decrease in other expense of approximately $98,000 or 100% and increased interest income of approximately $54,000 or 139%. Interest income increased because the Company had higher cash balances for the quarter ended June 30, 1996 than during the quarter ended June 30, 1995.

Discontinued Operations

      The Company has recorded a gain of $2,539,000 by writing off the net liabilities of its Computer Bay subsidiary as a result of the conversion of Computer Bay's bankruptcy filing into a Chapter 7. On October 17, 1995, the Company sold its Spectrum Global subsidiary which is reflected as a discontinued operation. Income from Spectrum Global's operations for the three months ended June 30, 1995 was $270,000.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to file for bankruptcy protection under Chapter 11 on January 26, 1995. The Company continues to review expenses in order to conserve cash.

      During the quarter ended June 30, 1996, working capital (current assets less current liabilities) decreased by approximately $918,000 primarily because of a decrease in cash and cash equivalents of $1,453,000. Cash was used to reduce accounts payable and accrued liabilities related to legal fees and costs associated with the Company's pending bankruptcy by approximately $1,107,000, but was offset by the decrease in accounts receivable of approximately $712,000 due to receipts of payments pursuant to a certain licensing agreement.

      Net cash used by operating activities decreased from $1,809,000 for the three months ended June 30, 1995 to $1,429,000 for the quarter ended June 30, 1996. The decrease was primarily because the discontinued operations of Computer Bay and Spectrum Global used approximately $1,696,000 during the quarter ended June 30, 1995 and used no cash during the quarter ended June 30, 1996. The decrease was offset by an increase in net cash used by continuing operations. Net cash used by continuing operations increased from $113,000 for the quarter ended June 30, 1995 to $1,429,000 for the quarter ended June 30, 1996. This increase is primarily because the Company paid the Third Interim Fee Application for professionals retained in connection with its bankruptcy proceeding during the quarter ended June 30, 1996, but did not pay any such fees during the quarter ended June 30, 1995.

      Net cash used by investing activities was $24,000 for the quarter ended June 30, 1996, compared to net cash provided by investing activities of $434,000 for the same quarter last fiscal year. The decrease is primarily because the Company received a deposit of $500,000 related to the sale of the AXCELL(R) product line during the quarter ended June 30, 1995.

      Capital expenditures amounted to approximately $24,000 for the three months ended June 30, 1996. These expenditures are primarily related to the outfitting of new offices in the Atlanta, Georgia and Boston, Massachusetts areas. Capital expenditures for the year ended March 31, 1997 are expected to be approximately $263,000.

      The adequacy of the Company's capital resources and long-term liquidity will be determined when a plan of reorganization is confirmed by the Bankruptcy Court. Confirmation of the Company's proposed Plan will adversely impact the Company's short term liquidity because of the cash payments that the Company will make pursuant to the Plan to holders of secured, administrative and unsecured claims. Assuming the Plan is confirmed in accordance with the assumptions and business plan set forth in the Disclosure Statement, however, the Company will have adequate capital resources and liquidity to fund its operations. The Company's long term liquidity is largely dependent upon the Company's ability to generate a positive cash flow from its reorganized business and, if necessary, raise additional capital. Further, if the Company's proposed Plan is not confirmed and no alternative plan of reorganization is approved, such uncertainties raise substantial doubt about the Company's ability to continue as a going and the Company may be forced to liquidate under either Chapter 7 or Chapter 11 of the Bankruptcy Code.

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

      Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the expenses associated with maintaining this royalty revenue stream. Under the current strategy, management expects to have a continued negative cash flow while it develops and markets a new line of mobile communications software products. Unlike its competitors, the Company's limited financial resources do not allow the Company significant room to err in its product development and marketing.

      Risks associated with the current strategy include, but are not limited to, overcoming the negative image Spectrum has developed in the past and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to mobile communications software markets; developing relationships with existing licensees, some of which are current competitors, into channels for distribution of new products; developing new channels for distribution; hiring key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts by industry specialists regarding wireless and mobile communications market growth; limited capital investment upon exiting Chapter 11; the timeliness of confirmation of the Plan and its effective date; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

Bankruptcy Proceedings. District Court approval of the Class Action Settlement (Notes 3 and 4, and Part II - Other Information
Item 1 - Legal Proceedings - Securities Related Proceeding) is a condition precedent to consummation and the effective date of the Plan. (See Notes 3 and 4). If the Class Action Settlement is not approved, it is highly unlikely that the Plan, as written, will be consummated. If the Plan is not consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of the Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code. Each alternative raises substantial doubts about the Company's ability to continue as a going concern.

Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by Company. To address these risks, the Company must, among other things, rebuild management and technical credibility with current and potential customers, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future until new product development and market acceptance of its products are achieved.

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

      Because the market for the Company's products and services is evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop, that the Company's products or services will be adopted, or that mobile PC users in the business sector will use wireless networks for data communication. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

Competition. The market for mobile communications software and services is relatively new, becoming intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Almost all of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's key current competitors include Megahertz, a subsidiary of U.S. Robotics, Motorola and AT&T, all of which are licensees of the Company.

New Product Development and Technological Change. Substantially all of the Company's current and near term revenues are expected to be derived from the licensing of its proprietary technology and sale of its associated activation kits. Accordingly, broader acceptance of the Company's activation products by customers is essential to the Company's near term success. The Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's activation kit products are designed for use primarily with circuit switched cellular networks. Future sales of the Company's products will be dependent, in part, on software products that are independent of networks and are functional to support mobile user needs, anyplace, anytime. The Company's inability to successfully expand its product offerings will have a material adverse effect on the Company's business, operating results or financial condition.

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

      The Company plans to develop a sales force and expand its telemarketing. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. Since February 1, 1996, the Company has increased its engineering staff from two to six employees. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the NASD OTC Bulletin Board. If the Company successfully emerges from Chapter 11, there can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock is likely to be highly volatile and could be subject to wide fluctuations in response to exiting Chapter 11, quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. In addition, the Company is planning to apply for listing on one of the major exchanges in the future. There can be no assurances the Company will be accepted for listing.

Shares Eligible for Future Sale. Sale of a substantial number of shares of common stock in the public market following the Company's emergence from Chapter 11 through the distribution of preferred stock to class action plaintiffs and the conversion of preferred stock to common stock could adversely affect the future market price for the common stock. (See Note 3 and Part II Other Information Item 1 - Legal Proceedings - Bankruptcy Related Proceedings).

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

      Bankruptcy Proceedings

      On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting Bankruptcy Court approval of their proposed plan of reorganization. During June 1996, the Bankruptcy Court authorized Data One to distribute a separate liquidating plan of reorganization under Chapter 11. All of the voting creditors supported confirmation of this plan. A confirmation hearing on Data One's liquidating plan is scheduled for August 6, 1996.

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

      On June 27, 1996, the Bankruptcy Court approved the employment contracts of its Chief Technical Officer and Vice
President Software Engineering.

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

      On March 15, 1996, the Debtors, the Committee and the Computer Bay trustee agreed to a settlement of the Computer Bay Litigation, which was approved by the Bankruptcy Court on March 28, 1996. The settlement calls for the Computer Bay estate to receive distributions under the Plan of $600,000 in cash and $300,000 in Spectrum common stock to be distributed approximately one month after the Plan's effective date. Consummation of the settlement is contingent upon consummation of the Plan.

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

The Debtors' Proposed Plan of Reorganization

      The Plan, if confirmed by the Bankruptcy Court, will settle all material litigation now pending and provide all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. The Company has segregated approximately $3.5 million for the payment of general unsecured claims, the priority non-tax claim and the Company's cash contribution to the settlement of the class action lawsuits. To date, the Company has reconciled the majority of the general unsecured creditor claims, with interest, in the amount of approximately $2.6 million. Several outstanding claims remain that the Company is attempting to reconcile before the effective date of the Plan (the "Effective Date"). The Company does not believe that the reconciliation of such claims will have a material effect on the reserve established for payment to unsecured creditors. The Plan also provides for the payment of approximately $264,000 on the Effective Date to the holder of the one priority nontax claim filed against Spectrum. The Plan will also settle all of the class action lawsuits filed against the Company by the payment of $250,000 by the Company and the delivery of approximately 45% of the equity ownership in reorganized Spectrum to a trustee to be distributed to the members of the class. (See Securities Related Proceedings and Note 3.) Under the terms of the proposed Plan, existing shareholders will be substantially diluted but should obtain the majority of the 45% equity ownership in reorganized

Spectrum set aside for such shareholders and certain creditors. This should hold true even after the issuance of $300,000 of stock to the Chapter 7 trustee of Computer Bay in connection with the recent settlement of his claim. Holders of allowed administrative claims (as agreed upon or ordered by the Bankruptcy Court) will be paid in full under the Plan. The Company intends to seek a waiver of accrued professional fees that to date have been held back by the Bankruptcy Court. There can be no assurance, however, that the Company will be successful obtaining such waiver.

      The Bankruptcy Court has scheduled a confirmation hearing for August 14, 1996. If the Bankruptcy Court confirms the Plan at the scheduled confirmation hearing, consummation of the Plan and its Effective Date will remain contingent upon District Court approval of the Class Action Settlement.

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

      If the Plan of is not confirmed and consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code.

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

      In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement is contingent on numerous factors including, among other things, the successful resolution of the Home Action (Other Proceedings), the negotiation and execution of a definitive settlement agreement, the Company's ability to develop and confirm a plan of reorganization in the Company's pending bankruptcy proceeding satisfactory to all interested parties, including the Class Action Plaintiffs, and the approval of the Class Action Settlement by the District Court. The Bankruptcy Court approved the Class Action Settlement on January 19, 1996. The Class Action Plaintiffs in the Class Action Suits had filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676 million. The Class Action
Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants
(former directors and officers) in that suit against the Company.

      Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action Plaintiffs have agreed to a framework under which the Company will issue to the Class Action Plaintiffs in its plan of reorganization a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of Spectrum's plan of reorganization. (See Bankruptcy Proceedings). In addition, under the Class Action Settlement, the Class Action Plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, $1,350,000 from the various individual defendants in the action plus $250,000 from the Company.

      One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6 million out of the $10 million of the insurance necessary to fund the Class Action Settlement have disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company, and the insurance carriers stated that they intended to appeal certain aspects of the decision. (See Other Proceedings and Note 4).

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

Patent Related Proceedings

      The Company has instituted an interference proceeding in the U.S. Patent and Trademark Office to establish that the Company is the inventor of the claimed subject matter of U.S. Patent 4,991,197 (the "197 Patent"). This proceeding is based on the Company's belief that Walker Morris, President of Intelligence Technology Corporation ("ITC"), a party to a joint development agreement with the Company, wrongfully obtained the 197 Patent based on the technology invented by the Company. The Company has been granted a patent to cover this invention, U.S. Patent 4,972,457. In the course of the interference procedure, ITC has allowed deadlines to pass without taking steps to preserve its right to submit evidence showing any date of invention earlier than the filing date of the Walker Morris patent application. The Company believes that it has persuasive evidence proving an earlier date of invention than the Walker Morris filing date, and has preserved its right to submit such evidence. Shortly before execution of a settlement agreement under which ITC would concede priority of invention to the Company and would receive a restricted field license under U.S. Patent 4,972,457, Walker Morris provided the Company information regarding a patent application that Walker Morris alleged was outside the scope of the interference. The Patent Office granted the Company's motion, however, to include the newly disclosed patent in the pending interference. The Company believes that it will ultimately be awarded dominant rights to both patents in the interference.

Other Proceedings

      In an action against the Company and certain former employees in the Superior Court of New Jersey, Middlesex County, entitled Douglas H. Anderson v. Dealer Service Business Systems, Inc. d/b/a Data One et al., Docket No. L-11315-92, the plaintiff alleged breach by the Company of an employment contract and age discrimination by the plaintiff's employer, Data One. The plaintiff further alleged that the Company and certain former employees interfered with his employment contract and inflicted emotional distress. Mr. Anderson did not file a proof of claim against the Company and the Bankruptcy Court ruled on July 16, 1996 that Mr. Anderson was barred from filing such a claim against the Company. In October 1995, Mr. Anderson filed a proof of claim against Data One alleging $1.5 million in damages based on the allegations described above. Data One and Mr. Anderson have entered a settlement allowing Mr. Anderson an unsecured claim against Data One in the amount of $80,000, with payments made pursuant to the terms of Data One's liquidating plan of reorganization.

      On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home
Action") in the Company's bankruptcy proceeding.  The Honorable

Frederick Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation is now pending before him. The Home sought to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleged certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also sought a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors.

      In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") have intervened in the Home Action. AESIC has agreed to be bound by any final judicial resolution regarding The Home (a similar agreement was previously reached with the third excess carrier) and is no longer actively participating in the Home Action. The District Court heard the trial in the Home Action on February 28 and 29, 1996 and issued a decision on July 15, 1996.

      On July 15, 1996, the District Court ruled against the insurance carriers in their attempt to rescind the directors' and officers' insurance policies at issue in the Home Action. The Court also ruled that any losses in the Class Action Suits related to Spectrum's February 1994 restatement of earnings would be covered by the policies at issue. The Court concluded that it could not decide, based on the record before it, whether the policies at issue would cover claims in the Class Action Suits related to alleged insider trading by certain of the Company's former officers and alleged misstatements regarding John Sculley's employment with the Company. Home and Aetna have informed the Company that they intend to appeal certain aspects of the decision.

      Notwithstanding this intended appeal, the parties to the Class Action Suits and the insurance carriers have tentatively reached an agreement to implement the Class Action Settlement.
Under this agreement, each insurance carrier has agreed to contribute the full coverage available under its disputed insurance policy, up to $6 million, if they are unsuccessful in the appeal. This agreement to implement the Class Action Settlement remains subject to the completion and execution of a definitive agreement. The
Class Action Settlement also remains contingent upon several factors, including completion and execution of a definitive agreement, confirmation of the Plan and District Court approval.

      The Company intends to proceed with the confirmation of the

Plan on August 14, 1996. If confirmed, The Plan will be consummated after District Court approval of the Class Action
Settlement becomes final.

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

Item 4.    Submission of Matters to Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           A.   Exhibits

                No.
                27 Financial Data Schedule

           B.   Reports on Form 8-K

                None

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:     August 6, 1996


                          SPECTRUM INFORMATION TECHNOLOGIES, INC.

                          By  /s/   Donald J. Amoruso
                            ---------------------------------
                        Donald J. Amoruso
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors


                          By  /s/   Barry J. Hintze
                            ---------------------------------
                         Barry J. Hintze
                          Controller and
                              Principal Accounting Officer