Form 10-Q
period 1996-09-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1996-11-08
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

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

Common stock, $.001 par value, 76,675,448 outstanding at October
31, 1996.

        SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (Debtors in Possession)
                               FORM 10-Q
                           SEPTEMBER 30, 1996

                                 INDEX






PART I.  FINANCIAL INFORMATION                               Page No.

Item 1. Financial Statements

Consolidated Balance Sheets                                      1

Consolidated Statements of Operations                            3

Consolidated Statements of Cash Flows                            4

Notes to Consolidated Financial Statements                       5

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                12



PART II.  OTHER INFORMATION                                     18

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)

                                            September 30,      March 31,
Assets                                          1996              1996
--------------------------------------------------------------------------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                   $5,385           $13,002
  Marketable securities                        4,786               873
  Accounts receivable (net of allowance
    for doubtful accounts of $80)                766             1,437
  Prepaid expenses and other current assets      454               229
                                           -------------     -------------
        Total current assets                  11,391            15,541
                                           -------------     -------------

Furniture, fixtures and equipment, net           232               204
                                           -------------     -------------

Intangible assets, net                           347               360
                                           -------------     -------------

        Total assets                         $11,970           $16,105
                                           =============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)

Liabilities and Stockholders' Equity         September 30,       March 31,
                                                 1996              1996
---------------------------------------------------------------------------
                                              (Unaudited)
Current Liabilities
  Accounts payable                            $ 1,643          $  3,643
  Accrued liabilities                             685             1,386
                                             ------------     -------------
        Total current liabilities               2,328             5,029
                                             ------------     -------------

Liabilities subject to compromise:
  Accounts payable and accrued liabilities      1,455             1,485
  Reserve for litigation                        4,719             4,719
  Reserve for restructuring                     1,972             2,067
  Net liabilities of discontinued operations      531               531
  Other liabilities                               185               185
                                             ------------     -------------
     Total liabilities subject to compromise    8,862             8,987
                                             ------------     -------------
     Total liabilities                         11,190            14,016
                                             ------------     -------------

Commitments and contingencies
Stockholders' Equity:
 Common stock, $.001 par value, 110,000 shares
  authorized 76,675 issued, respectively           77                77

 Paid-in capital                               63,961            63,961
 Accumulated deficit                          (62,951)          (61,501)
                                             ------------     -------------
                                                1,087             2,537
 Treasury stock, 100 shares at cost              (300)             (300)
 Unrealized loss on marketable securities          (7)             (148)
                                             ------------     -------------
     Total stockholders' equity                   780             2,089
                                             ------------     -------------

     Total liabilities and stockholders'
      equity                                  $11,970           $16,105
                                             ============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Statements of Operations
(Amounts in thousands,
except per share amounts)    Three months ended       Six months ended
(Unaudited)                     September 30,           September 30,
                              1996        1995        1996        1995
------------------------  ----------- ----------- ----------- -----------

Revenues:
 Licensing revenue           $ 579       $ 550     $ 1,337     $ 1,379
 Merchandise sales, net         72         119         122         320
                          ----------- ----------- ----------- -----------
     Total revenues            651         669       1,459       1,699
                          ----------- ----------- ----------- -----------
Operating costs and
 expenses:
 Cost of revenues               17          68          41         191
 Selling, general
 and administrative          1,213       1,420       2,547       3,547
                          ----------- ----------- ----------- -----------
 Total operating costs
 and expenses                1,230       1,488       2,588       3,738
                          ----------- ----------- ----------- -----------

Operating loss                 (579)      (819)     (1,129)     (2,039)
                          ----------- ----------- ----------- -----------

Chapter 11
 administrative expenses        (59)      (888)       (388)     (1,778)
                          ----------- ----------- ----------- -----------

Other income (expense),
net                             (29)     1,781         67       1,722
                          ----------- ----------- ----------- -----------
Income (loss) from
continuing operation           (667)        74     (1,450)     (2,095)
                          ----------- ----------- ----------- -----------

Discontinued operations:
 Gain  on disposal
 of Computer Bay                  -          -          -       2,539
 Income from operations
 of Spectrum Global               -        445          -         716
                          ----------- ----------- ----------- -----------
 Income from
 discontinued operations          -        445          -       3,255
                          ----------- ----------- ----------- -----------
Net income (loss)             $(667)     $ 519     $(1,450)   $ 1,160
                          =========== =========== =========== ===========

Net income (loss)
per common share:
 Loss from
 continuing operations       $ (.01)      $  -      $ (.02)    $ (.02)
 Income from
 discontinued operations          -        .01           -        .04
                          ----------- ----------- ----------- -----------
 Net income (loss)           $ (.01)    $  .01      $ (.02)    $  .02
                          =========== =========== =========== ===========

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Statements of Cash Flows
(Amounts in thousands)

Six months ended September 30,                   1996             1995
---------------------------------------------------------------------------
                                              (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net income (loss)                           $   (1,450)      $ 1,160
  Adjustments to reconcile net loss
  to net cash used by continuing activities:
    Depreciation and amortization                  65              223
    Gain on Chapter 7 conversion of
    Computer Bay                                    -           (2,539)
    Gain on sale of building                        -              (86)
    Gain on sale of Axcell product line             -           (1,616)
    Deferred income                                 -             (850)
    Loss on sale of equipment                       -              129
    (Increase) decrease in:
      Accounts receivable                         671           (1,077)
      Prepaid expenses and other assets          (225)           1,389
    Increase (decrease) in:
      Accounts payable, accrued liabilities
      and other liabilities                    (2,702)           2,157
      Liabilities subject to compromise          (124)             (73)
                                             ------------     -------------
        Net cash used by continuing
        operations                             (3,765)          (1,183)
        Net cash used by discontinued
        operations                                 (1)          (1,798)
---------------------------------------------------------------------------
        Net cash used by operating activities  (3,766)          (2,981)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of Axcell product line         -            3,000
  Proceeds from sale of building                    -              734
  Purchase of marketable securities            (3,772)             (19)
  Purchase of property and equipment              (80)             (40)
                                             ------------     -------------
        Net cash  (used) provided by
        continuing operations                  (3,852)           3,675
        Net cash used by discontinued
       operations                                   -              (57)
---------------------------------------------------------------------------
        Net cash  (used) provided by
        investing activities                   (3,852)           3,618
---------------------------------------------------------------------------
Cash flow from financing activities:
        Net cash  (used) provided by
        continuing operations                       -                -
        Net cash used by discontinued
        operations                                  -               (3)
---------------------------------------------------------------------------
        Net cash provided (used) by
        financing activities                        -               (3)
---------------------------------------------------------------------------
Net increase (decrease) in cash and
cash equivalents                               (7,618)             634
Cash and cash equivalents, unrestricted,
beginning of year                              13,123            4,409
                                             ------------     -------------
Cash and cash equivalents, unrestricted,
end of period                                   5,505            5,043
Cash and cash equivalents, restricted,
end of period                                       -              291
---------------------------------------------------------------------------
Total cash and cash equivalents, end of
period (including cash amounts in net
assets of discontinued operations)             $5,505           $5,334
                                             ============     =============

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

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

   (a) Business
       Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company") own a portfolio of pioneering patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. Since January 1995, Spectrum's management has been implementing a strategy that refocuses the business direction of the Company. While currently relying on license fees and royalties for income, Spectrum's business objective is to further develop its core proprietary technology and become a leading provider of value-added mobile communications software and related products. Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (software cellphone drivers and cables) and markets them to the Company's licensees. These two components - development and marketing of activation kits and technology licensing - are the current primary sources of operating revenues. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors.)

   (b) Bankruptcy Proceedings
       On January 26, 1995 (the "Petition Date"), as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Spectrum Cellular Corporation ("Cellular") (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors. (Note 3).

       In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. In addition, under the settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company. (Note 3). Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company to receive the remaining 10% ownership.

       On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. Consummation of the Plan and its Effective Date remain contingent upon District Court approval of the Class Action Settlement (Note 3).

   (c) Basis of Presentation
       The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter 11 proceedings and circumstances relating to this event, including the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon consummation of the Plan (Note 1(b)), achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Risk Factors.) Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company continues to monitor expenses in order to conserve cash. In addition, the Plan (Note 1(b)) contemplates the settlement of all significant litigation. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the quarter ended September 30, 1996 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 3). The net assets of Spectrum, Cellular and Data One, excluding intercompany payables of approximately $11,289,000, were approximately $780,000 at September 30, 1996.

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

       In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of September 30, 1996, and the results of its operations and its cash flows for the interim periods presented.


   (d) Principles of Consolidation
       These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Data One and Spectrum Cellular, as of and for the three and six months ended September 30, 1996 and 1995. Its two former subsidiaries, Spectrum Global Services, Inc. ("Spectrum Global") and Computer Bay, have been reflected as discontinued operations for all periods presented (Note 2). All intercompany transactions have been eliminated.

   (e) Long Lived Assets
       In March, 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting For the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." The Company has adopted SFAS No. 121 as of April 1, 1996. The adoption of SFAS No. 121 was not material to the Company's financial statements.

   (f) Income (Loss) Per Common Share
       The computation of income (loss) per common share is based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares used in the computation of income
       (loss) per common share for the quarters and six months ended September 30, 1996 and 1995 is 76,675,448.

   (g) Stock-Based Compensation
       In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. On April 1, 1996, the Company adopted the employee stock-based compensation disclosure provisions of SFAS No. 123 retroactive to April 1, 1995. The adoption of this standard did not impact the Company's consolidated results of operations, financial position or cash flows.

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

    The following table summarizes the net assets of Spectrum
    Global for the periods presented:

            October 17, 1995               (Amounts in thousands)
            -----------------------------------------------------

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
                                          ===================

    The summary of Spectrum Global's results of discontinued operations for the periods presented are as follows:

    (Amounts in thousands, except per share amounts)
    (Unaudited)
Periods ended          Three months ended           Six months ended
September 30,          1996          1995          1996          1995
----------------    ----------    -----------   -----------   -----------

Revenues                $0          $ 3,354         $0         $ 6,317
Net income              $0          $   445         $0            $716



    Computer Bay

    Due to Computer Bay's continuing losses and loss of market share, the Company officially closed down its Computer Bay subsidiary on January 25, 1995. Accordingly, Computer Bay has been reported as a discounted operation, effective January 25, 1995.

    Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. As a further result of the conversion of Computer Bay to a case under Chapter 7, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. (See Note 3).

    The following table summarizes the net liabilities of Computer Bay for the periods presented:


                                        May 25, 1995

         Cash                                   $218
         Restricted Cash                         291
         Accounts Receivable                   1,078
         Income taxes receivable                 409
         Property and Equipment                  100
         Other assets                            129
         Accounts Payable                     (3,368)
         Other liabilities                    (1,396)
                                   --------------------

          Net Liabilities                    $(2,539)
                                   ====================

3.  Legal Proceedings

    Bankruptcy Proceedings

    On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692
    260 and 195 10693 260, respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees were appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting consummation of the Plan (Note 1(b)). The Bankruptcy Court confirmed the Plan on August 14, 1996. (See Part II, Item I for a description of the Plan). Consummation of the Plan and its effective date are contingent upon District Court approval of the Class Action Settlement becoming final. The District Court has currently scheduled a fairness hearing for the Class Action Settlement on January 24, 1997 to decide whether to approve the settlement. If the Plan is not consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases;
    (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code. (See Part II - Item 1 - Legal Proceedings for a summary of the terms of the Plan and the principal proceedings in the Chapter 11 case.) On October 4, 1996, a separate liquidating plan of reorganization under Chapter 11 was consummated for Data One. The final report regarding Data One's liquidating plan will be filed in November 1996.

    Computer Bay Trustee's Claim

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

    In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement was approved by the Bankruptcy Court, but remains contingent upon approval by the District Court and consummation of the Plan. The District Court has scheduled a hearing regarding approval of the Class Action Settlement for January 24, 1997. The plaintiffs in the Class Action Suits filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676 million. The Class Action Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants (former directors and officers) in that suit against the Company.

    Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action plaintiffs have agreed to a framework under which the Company will issue to the plaintiffs in its plan of reorganization a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of the Plan. In addition, under the Class Action Settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company.

    One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6 million out of the $10 million of the insurance that may be available to the class plaintiffs pursuant to the Class Action Settlement have disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company in this coverage dispute. (See Other Proceedings).

    In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. The Company believes that the investigation related to accounting and disclosure issues with respect to certain of the patent license and advertising agreements it entered into during fiscal 1994 and also to other activities of the Company's previous management.

    In April 1996, the SEC staff informed the Company that it intended to commence an administrative proceeding to determine whether during 1993 the Company had violated certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements it entered into during fiscal 1994. In April 1996, the Company's current management began discussions with the SEC to resolve the SEC's ongoing investigation. During these discussions the SEC informed the Company that it intended to add alleged violations of the registration provisions of the Securities Act of 1933 in the administrative proceedings.

    The discussions contemplate the entry of an administrative cease and desist order against the Company, but do not contemplate the imposition of any financial penalties. The
    Company's discussions with the SEC are ongoing.

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

    The United States Attorney's Office for the Eastern District of New York has previously informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

    Patent Related Proceedings

    On September 12, 1996, the Company entered a settlement agreement resolving an interference proceeding that the Company has instituted in the U.S. Patent and Trademark Office to establish that the Company is the inventor of the claimed subject matter of U.S. Patent 4,991,197 (the "197 Patent"). This proceeding is based on the Company's belief that Walker Morris, ("Morris") President of Intelligence Technology Corporation ("ITC"), a party to a joint development agreement with the Company, wrongfully obtained the 197 Patent based on the technology invented by the Company. The Company has been granted a patent to cover this invention, U.S. Patent 4,972,457. Pursuant to the terms of the settlement, Morris and ITC conceded priority in the interference proceeding to the Company, and the Company granted ITC a limited non-exclusive license under the patent at issue. The settlement agreement also provides for future cross licenses of intellectual property.

    Other Proceedings

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

    Notwithstanding this intended appeal, the parties to the Class Action Suits and the insurance carriers have tentatively reached an agreement to implement the Class Action Settlement. Under this agreement, each insurance carrier has agreed to contribute the full coverage available under its disputed insurance policy, up to $6 million, if they are unsuccessful in the appeal. The Class Action Settlement also remains contingent upon District Court approval and consummation of the Plan. The Bankruptcy Court confirmed the Plan on August 14, 1996 but the Plan cannot be consummated until District Court approval of the Class Action

    Settlement becomes final. A hearing regarding the Class Action settlement is scheduled for January 24, 1997 before the District Court.

    From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

4.  Subsequent Events

    On October 4, 1996, Data One consummated a separate liquidating plan of reorganization under Chapter 11.

    On October 29, 1996, the Bankruptcy Court held a hearing on the final fee applications filed by professionals who provided services in Spectrum's bankruptcy proceeding, at which the court ordered Spectrum to pay a portion of the fees that the professionals were seeking. These final fee payments will be approximately $1 million less than the fees for which the professionals applied because many of the professionals agreed to waive their claims for a portion of the fees that had been held back by order of the Bankruptcy Court.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Organization And Business Combination

      The Company owns a portfolio of patents relating to commercially practicable methods to transmit data over circuit-switched cellular networks. Spectrum has been operating primarily as an intellectual property company generating much of its revenues from royalties associated with the licensing of its proprietary technology. Beginning in January 1995, however, Spectrum's new management and Board of Directors began implementing a strategic plan that fundamentally refocuses the Company. Spectrum's current business strategy is to become a leading provider of value added mobile communications software and related products.

      Historically, Spectrum had operated as a holding company of several operating subsidiaries. Beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing through the six months ended September 30, 1996, Spectrum's management began to restructure the Company to focus on its current business strategy. Spectrum closed two of its unprofitable subsidiaries, the liquidations of which are under the supervision of the Bankruptcy Court. The Company sold the capital stock of its wholly-owned subsidiary, Spectrum Global, effective October 17, 1995. (See Notes 1(a) and 2 to the Consolidated Financial Statements). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's success in the mobile communications arena. Finally, as part of the reorganization process, upon motion by the Debtors, the Bankruptcy Court substantively consolidated the Company's bankruptcy estate with that of its Cellular subsidiary. Spectrum and Cellular are now conducting the Company's core business as a single corporate entity and the Company intends to merge Spectrum and Cellular. The discussion of the business of Spectrum in this report refers to the business that was formerly conducted by either Spectrum or Cellular. Spectrum Global, Data One and Computer Bay are reflected in the consolidated financial statements as discontinued operations.

Chapter 11 Proceedings

      On January 26, 1995, as part of new management's effort to stem the Company's substantial financial losses and focus on developing its core wireless technology, the Company together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors") filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code. Upon motion by the Debtors, the bankruptcy court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996.

      Due to the Chapter 11 filing, the Company's liquidity position has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until confirmation and consummation of a plan of reorganization. The positive effect has also been enhanced by the Bankruptcy Court approved sale of certain assets, but has been offset by the increased administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise. (See Liquidity and Capital Resources).

      On March 14, 1996, the Bankruptcy Court approved the adequacy and distribution of the Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, Debtors in Possession, Dated as of March 18, 1996. The Bankruptcy Court confirmed the Plan on August 14, 1996. Consummation of the Plan and its effective date remains contingent upon District Court approval of the Class Action Settlement. (See Note 3 - Legal Proceedings)

Summary of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Spectrum Global, Data One and Computer Bay subsidiaries as discontinued operations.


(Amounts in thousands)
Three Months
Ended September 30,           1996         %           1995          %
--------------------------------------------------------------------------
Revenues                 $     651       100.0       $   669       100.0
                        -----------    ---------    ----------   ---------
Operating costs
and expenses:
  Cost of revenues              17         2.7            68        10.0
  Selling, general
  and administrative         1,213       186.3         1,420       212.0
                        -----------    ---------    ----------   ---------
Total operating costs
and expenses                 1,230       189.0         1,488       222.0
                        -----------    ---------    ----------   ---------

Operating loss           $   (579)       (89.0)      $  (819)     (122.0)
                        ===========    =========    ==========   =========

(Amounts in thousands)
Six Months
Ended September 30,           1996         %           1995          %
--------------------------------------------------------------------------
Revenues                 $  1,459        100.0       $ 1,699       100.0
                        -----------    ---------    ----------   ---------


Operating costs
and expenses:
  Cost of revenues             41          2.8           191        11.0
  Selling, general
  and administrative        2,547        174.6         3,547       209.0
                        -----------    ---------    ----------   ---------
Total operating costs
and expenses                2,588        177.4         3,738       220.0
                        -----------    ---------    ----------   ---------

Operating  loss          $ (1,129)       (77.4)      $(2,039)     (120.0)
                        ===========    =========    ==========   =========


Consolidated Revenues

      Consolidated revenues decreased approximately $18,000 or 3% and $240,000 or 14%, respectively, for the three and six months ended September 30, 1996 as compared to three and six months ended September 30, 1995. Merchandise sales decreased $47,000 or 39% and $198,000 or 62%, respectively, for the three and six months ended September 30, 1996 when compared to the same periods in the prior year because the Company has withheld selling cables for use with Motorola Inc. cellular telephones until the Company can fully implement procedural requirements of the cross-license agreement with Motorola at which time the Company can sell activation kits. Sales further decreased for the six months due to the sale of the AXCELL(R) product line in fiscal 1996. AXCELL(R) sales for the six months ended September 30, 1995 were approximately $132,000.

      Licensing revenues increased $29,000 or 5% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. For the six months ended September 30, 1996 licensing revenues decreased $42,000 or 3% as compared to the six months ended September 30, 1995. An increase of approximately $203,000 and $391,000, for the three and six months ended September 30, 1996, respectively, related to increased payments made pursuant to a licensing agreement the Company entered in fiscal 1994. The three and six month periods ended September 30,1996 include licensing revenues of $400,000 and $850,000, respectively, which reflect the final two installment payments of the upfront license fee pursuant to this agreement. The Company is also required to pay this licensee a portion of the royalties or revenues that the Company may receive in certain circumstances in connection with this license agreement in an amount not to exceed the amount of the up front payment. Licensing revenues also increased by approximately $211,000, for the six months ended September 30, 1996, as a result of a settlement with a certain licensee for past due royalties. These increases were offset, for the three and six months ended September 30, 1996, respectively, by a $184,000 and $693,000 decrease in revenues from a certain licensee. This licensee paid royalties during the quarter ended September 30, 1995 but did not pay royalties during the quarter ended September 30, 1996 because the Company and the licensee converted an existing license to a paid up license during the quarter ended March 31, 1996 pursuant to the terms of a Bankruptcy Court approved settlement.

Operating Costs and Expenses

      Operating costs and expenses decreased $258,000 or 17% and $1,150,000 or 31%, respectively, for the three and six months ended September 30, 1996 as compared to the same period in the prior year due to decreased selling, general and administrative expenses of $207,000 or 15% and $1,000,000 or 28%, respectively, and decreased cost of sales of $51,000 or 75% and $150,000 or 79%, respectively.

      The decrease in selling, general and administrative expenses for the three and six months ended September 30, 1996 was the result of several factors, including decreases in non-bankruptcy related legal fees of approximately $170,000 or 46% and $488,000 or 48%, for the three and six month period, respectively. A majority of the non-bankruptcy related legal matters involving the Company have been settled as part of the Plan. Outside services decreased $85,000 or 67% and $177,000 or 64%, respectively, for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995 because the Company is no longer using outside accounting services and has decreased its use of other consultants. Depreciation and amortization expenses decreased $31,000 or 48% and $149,000 or 70%, respectively, for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995 primarily because the Company is no longer depreciating or amortizing certain assets that it disposed during the fourth quarter of the fiscal year ended March 31, 1996. For the three and six months ended September 30, 1996 insurance expense decreased approximately $24,000 or 15% and $217,000 or 40%, respectively, as compared to the same periods in the prior fiscal year primarily due to a reduction in director's and officers' insurance premiums. These decreases were partially offset by an increase in personnel and related expenses of approximately $144,000 or 35% and $65,000 or 6%, respectively, for the three and six months ended September 30, 1996 as compared to the three and six months ended September 30, 1995 due to the hiring of research and development staff in the Boston, Massachusetts area.

      The decrease in cost of sales is a direct result of the decreased merchandise sales for the three and six months ended
September 30, 1996 as compared to the three and six months ended
September 30, 1995.

Operating Loss

      For the three and six months ended September 30, 1996, the Company's operating loss decreased approximately $240,000 to $579,000 and $910,000 to $1,129,000, respectively, as compared to $819,000 and $2,039,000, respectively, for the three and six months ended September 30, 1995. This 29% and 45% reduction is due to decreased operating costs and expenses of $207,000 or 15% and $1,000,000 or 28%, respectively, offset by decreased revenues of $18,000 or 3% and $240,000 or 14%, respectively.

Other Income and Expense

      Other income decreased $1,810,000 when comparing income of $1,781,000 for the three months ended September 1995 to expense of $29,000 for the three months ended September 1996. Other income decreased $1,655,000 or 96%, for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 primarily because the Company sold its AXCELL(R) product line in fiscal 1996. This sale resulted in a gain of approximately $1,616,000 for the quarter ended September 30, 1995.

Discontinued Operations

      The Company had recorded a gain of $2,539,000 by writing off the net liabilities of its Computer Bay subsidiary as a result of the conversion of Computer Bay's bankruptcy filing into a Chapter 7. On October 17, 1995, the Company sold its Spectrum Global subsidiary which is reflected as a discontinued operation. Income from Global's operations for the three and six months ended September 30, 1995 was $445,000 and $716,000, respectively.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to file for bankruptcy protection under Chapter 11 on January 26, 1995. The Company continues to review expenses in order to conserve cash.

      During the six months ended September 30, 1996, working capital (current assets less current liabilities) decreased by approximately $1,448,000 to $9,064,000 primarily due to the net loss from continuing operations.

      Net cash used by operating activities increased from $2,981,000 for the six months ended September 30, 1995 to $3,766,000 for the six months ended September 30, 1996 primarily due to an increase in cash used by continuing operations offset by a decrease in net cash used by discontinued operations. Net cash used by continuing operations increased from $1,183,000 during the six months ended September 30, 1995 to $3,765,000 for the six months ended September 30, 1996. During the six months ended September 30, 1996 accounts payable and accrued liabilities decreased approximately $2,702,000 as a result of decreased professional fees associated with the Company's bankruptcy. However, for the six months ended September 30, 1995 these fees increased approximately $2,157,000.

      Net cash used by investing activities decreased $7,470,000 for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 primarily because the Company received the proceeds from the sale of the AXCELL(R) product line in fiscal 1996 that it did not receive during the period ended September 30, 1996. Also, the Company purchased approximately $3,772,000 in marketable securities during the six months ended September 30, 1996.

      Capital expenditures amounted to approximately $80,000 for the six months ended September 30, 1996. These expenditures are primarily related to the outfitting of new offices in the Atlanta, Georgia and Boston, Massachusetts areas. For the year ended March 31, 1997, capital expenditures are expected to be approximately $263,000.

      Consummation of the Company's proposed Plan will adversely impact the Company's short term liquidity because of the cash payments that the Company will make pursuant to the Plan to holders of secured, administrative and unsecured claims. Assuming the Plan is consummated in accordance with the assumptions and business plan set forth in the Disclosure Statement, however, the Company projects it will have adequate capital resources and liquidity to fund its operations. The Company's long term liquidity is largely dependent upon the Company's ability to develop and sell value-added mobile communications software and related products in addition to its current revenue from licensing to generate a positive cash flow from its reorganized business and, if necessary, raise additional capital. Further, if the Company's proposed Plan is not consummated and no alternative plan of reorganization is approved, then there will be substantial doubt about the Company's ability to continue as a going concern and the Company may be forced to liquidate under either Chapter 7 or Chapter 11 of the Bankruptcy Code.

Risk Factors

      The Company's management believes that developing a product based strategy is essential to the long term success of the Company as a going concern. Leveraging the Company's proprietary wireless driver software assets and capabilities into a mobile communications software business offers near term opportunity to achieve turnaround. Management's strategy, as described above and elsewhere throughout this report, contains forward looking tactics and statements that are subject to significant risk and uncertainty. Failure to successfully implement this strategy will raise substantial doubt about the Company's ability to continue as a going concern.

      Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the product sales and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating expenses. Under the current strategy, management expects to have a continued negative cash flow while it develops and markets a new line of mobile communications software products. Unlike its competitors, the Company's limited financial resources do not allow the Company significant room to err in its product development and marketing.

      Risks associated with the current strategy include, but are not limited to, overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility, in the marketplace; successfully developing software products that bring value to mobile data communications software markets; developing relationships with existing licensees, some of which are current competitors, into channels for distribution of new products; developing new channels for distribution; hiring key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts by industry specialists regarding wireless and mobile communications market growth; limited capital resources upon exiting Chapter 11; the timeliness of consummation of the Plan and its effective date; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

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

Developing Market; Acceptance of the Company's Products. The market for the Company's software and services has only recently begun to develop, and is characterized by an increasing number of market entrants who have introduced or developed products and services for mobile communication. As is typical in the case of a growing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software products will offer advantages for mobile data communications, there can be no assurance that the Company's products for mobile communication will become widely adopted.

      Because the market for the Company's products and services is evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop, that the Company's products or services will be adopted, or that mobile PC users in the business sector will significantly increase their use of wireless networks for data communication.
If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

Competition. The market for mobile data communications software and services is relatively new, becoming intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future.
Most of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. The Company's key current competitors in its legacy business include Megahertz, a subsidiary of U.S. Robotics, Motorola and AT&T, all of which are licensees of the Company. Effective September 30,1996, AT&T completed the divestiture of Lucent Technologies, Inc. ("Lucent"), which had previously sold its AT&T Paradyne unit. Spectrum is engaged in discussions with AT&T and Lucent regarding the effect of the breakup on an intellectual property license between AT&T and Spectrum. Also, Spectrum is reviewing the business of the purchaser of Paradyne to assess the appropriateness of a license. This breakup has provided an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T or new relationships with the entities that were spun off, however, there can be no assurance that these discussions will result in favorable business arrangements.

New Product Development and Technological Change. Substantially all of the Company's current and near term revenues are expected to be derived from the licensing of its proprietary technology and sale of its associated activation kits. Accordingly, broader acceptance of the Company's activation products by customers is essential to the Company's near term success. The Company's ability to design, develop, test and support new software products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. There can be no assurance that the Company will be successful in developing and marketing new software products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's activation kit products are designed for use primarily with circuit switched cellular networks. Future sales of the Company's products will be dependent, in part, on software products that are independent of networks and are functional to support mobile user data needs, anyplace, anytime. The Company's inability to successfully expand its product offerings will have a material adverse effect on the Company's business, operating results or financial condition.

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

      The Company plans to develop a limited sales force and expand its marketing. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. Since February 1, 1996, the Company has increased its engineering staff. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, most of whom have worked together for only a short period of time. Given the Company's early stage of transition and restructuring, the Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled engineering and software development teams. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

      The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical personnel. Competition for such personnel is intense, and given Spectrum's past history, there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The ability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

Limited Capital Resources. If the Company successfully emerges from Chapter 11 bankruptcy, it will have limited cash assets to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating, results and financial condition that timely product introduction and market acceptance is achieved. Any delays or reduction in product shipments will have a material adverse effect on the Company's business, operating results and financial condition.

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

Shares Eligible for Future Sale. The preferred stock that will be distributed to the plaintiffs in the Class Action Suits pursuant to the Plan is convertible to common stock upon request of the holder. Conversion to common stock of a significant number of shares of preferred stock and a subsequent sale in the public market could adversely affect the future market price for the common stock. (See Note 3 and Part II - Other Information Item 1
- Legal Proceedings - Bankruptcy Related Proceedings).

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

Bankruptcy Proceedings

      On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees have been appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting Bankruptcy Court approval of their proposed plan of reorganization. During September 1996, the Bankruptcy Court authorized Data One to distribute a separate liquidating plan of reorganization under Chapter 11. All of the voting creditors supported confirmation of this plan. The Bankruptcy Court confirmed Data One's liquidating plan on August 6, 1996, which was consummated on October 4, 1996.

The Debtors' Proposed Plan of Reorganization

      In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company to receive the remaining 10% ownership.

      The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, voted to accept the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27,600,000 shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted a plan if the plan is accepted by holders of at least two-thirds of the allowed interests that have voted on the plan. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. Consummation of the Plan and its Effective Date remain contingent upon District Court approval of the Class Action Settlement (Note
3).

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

      Although the Bankruptcy Court confirmed the Plan at a hearing on August 14, 1996, consummation of the Plan and its Effective Date will remain contingent upon District Court approval of the Class Action Settlement becoming final. A hearing regarding this approval is scheduled for January 24, 1997 before the District Court.

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

      As part of a bonus or success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company will also issue Reorganized Spectrum Common stock pursuant to the two incentive compensation programs described in the Plan, the Spectrum 1996 Stock Incentive Plan and the Spectrum 1996 Incentive Deferral Plan, which collectively authorize the issuance of an aggregate number of shares of Reorganized Spectrum Common Stock equal to one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Preferred Stock (i.e., 10% of the reorganized equity ownership) to directors, officers and employees of the Company on the Effective Date. Except for 300 shares of Reorganized Spectrum Common Stock that will be distributed to non-executive directors on the Effective Date, the distribution of stock to directors, officers and employees pursuant to such incentive programs shall be distributed in three equal semi-annual installments following the effective date. Under the Stock Incentive Plan, employees, officers and directors will also be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of shares equal to an additional one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Preferred Stock. Also, on the Effective Date, the Company will distribute a $300,000 success bonus among all employees.

      Consummation of the Plan does not contemplate issuance of the remainder of the 10 million authorized shares of Reorganized Spectrum Common Stock, the remainder of the 1.5 million shares of Class A Preferred Stock, or the 2 million shares of authorized preferred stock. The details of the Plan, the proposed recapitalization, and copies of the certificate of incorporation and by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996.

      If the Plan is not consummated (consummation is subject to the District Court's approval of the Class Action Settlement), the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code.

Other Proceedings

      A description of other legal proceedings involving the Company is set forth in Part I, Note 3.


Item 2.    Changes in Securities
           None

Item 3.    Defaults Upon Senior Securities
           None

Item 4.    Submission of Matters to Vote of Security Holders
           None

Item 5.    Other Information
           None

Item 6.    Exhibits and Reports on Form 8-K

           A.   Exhibits

                No.
                27   Financial Data Schedule

           B.   Reports on Form 8-K

                The Company filed a Current Report on Form 8-K dated August 14, 1996, which included: Item 3, "Bankruptcy or Receivership" reporting the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Third Amended Consolidated Plan of Reorganization, as amended, proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular (the "Plan"). Consummation of the Plan and its Effective Date remain contingent upon District Court approval of the Class Action Settlement.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:     November 7, 1996


                          SPECTRUM INFORMATION TECHNOLOGIES, INC.

                          By  /s/   Donald J. Amoruso
                              --------------------------------------
                              Donald J. Amoruso
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors


                          By  /s/   Barry J. Hintze
                              --------------------------------------
                              Barry J. Hintze
                              Controller and
                              Principal Accounting Officer