Form 10-Q
period 1996-12-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1997-02-12
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1996

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________


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

Common stock, $.001 par value, 76,675,448 outstanding at January
31, 1997.

        SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (Debtors in Possession)
                               FORM 10-Q
                           DECEMBER 31, 1996

                                 INDEX






PART I.  FINANCIAL INFORMATION                               Page No.

Item 1. Financial Statements

 Consolidated Balance Sheets                                     1

 Consolidated Statements of Operations                           3

 Consolidated Statements of Cash Flows                           4

Notes to Consolidated Financial Statements                       5

Item 2. Management's Discussion and
Analysis of Financial Condition
and Results of Operations                                       11



PART II.  OTHER INFORMATION                                     18

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)


                                         December 31,       March 31,
Assets                                           1996            1996
---------------------------------------------------------------------
                                           (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 5,051         $13,002
  Marketable securities                         4,843             873
  Accounts receivable (net of
    allowance for doubtful
    accounts of $80)                              344           1,437
  Prepaid expenses and other
    current assets                                424             229
                                             --------        --------
        Total current assets                   10,662          15,541
                                             --------        --------
Furniture, fixtures and
  equipment, net                                  222             204
                                             --------        --------

Intangible assets, net                            340             360
                                             --------        --------


        Total assets                          $11,224         $16,105
                                             ========        ========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Balance Sheets
(Amounts in thousands)

Liabilities and                          December 31,       March 31,
 Stockholders' Equity                            1996            1996
---------------------------------------------------------------------
                                           (Unaudited)

Current Liabilities
  Accounts payable                           $  2,126        $  3,643
  Accrued liabilities                             554           1,386
                                             --------        --------
      Total current liabilities                 2,680           5,029
                                             --------        --------

Liabilities subject to
  compromise:
    Accounts payable and
      accrued liabilities                       1,455           1,485
    Reserve for litigation                      4,719           4,719
    Reserve for restructuring                   1,934           2,067
    Net liabilities of discontinued
      operations                                    -             531
  Other liabilities                               185             185
                                             --------        --------
      Total liabilities subject
        to compromise                           8,293           8,987
                                             --------        --------
      Total liabilities                        10,973          14,016
                                             --------        --------

Commitments and contingencies
Stockholders' Equity:
  Common stock, $.001 par value,
    110,000 shares authorized 76,675
    issued, respectively                           77              77
  Paid-in capital                              63,961          63,961
  Accumulated deficit                         (63,483)        (61,501)
                                             --------        --------
                                                  555           2,537
  Treasury stock, 100 shares at cost             (300)           (300)
  Unrealized loss on marketable
    securities                                     (4)           (148)
                                             --------        --------
      Total stockholders' equity                  251           2,089
                                             --------        --------

      Total liabilities and
        stockholders' equity                  $11,224         $16,105
                                             ========        ========

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

 Consolidated Statements of Operations
                                      Three months           Nine months
 (Amounts in thousands,                      ended                 ended
 except per share amounts)            December 31,          December 31,
                                   ---------------        --------------
 (Unaudited)                       1996       1995        1996      1995
                                   ----       ----        ----      ----

 Revenues:
   Licensing revenue            $    95    $   379     $ 1,432   $ 1,758
   Merchandise sales, net           110        125         232       445
                                -------    -------     -------   -------
     Total revenues                 205        504       1,664     2,203
                                -------    -------     -------   -------
 Operating costs and expenses:
   Cost of revenues                  47         67          88       258
   Selling, general and
     administrative               1,136      1,821       3,683     5,368
       Total operating costs
                                -------    -------     -------   -------
         and expenses             1,183      1,888       3,771     5,626
                                -------    -------     -------   -------

 Operating loss                    (978)    (1,384)     (2,107)   (3,423)
                                -------    -------     -------   -------

 Chapter 11 administrative
   expenses                        (214)      (686)       (602)   (2,464)
                                -------    -------     -------   -------

 Other income (expense), net        129        (60)        196     1,662
                                -------    -------     -------   -------
 Loss from continuing
   operations                    (1,063)    (2,130)     (2,513)   (4,225)
                                -------    -------     -------   -------

 Discontinued operations:
   Gain on liquidation of
     Data One                       531          -         531         -
   Gain on disposal of
     Computer Bay                     -          -           -     2,539
   Gain on sale of
     Spectrum Global                  -        773           -       773
   Income from operations
     of Spectrum Global               -         74           -       790
                                -------    -------     -------   -------
  Income from discontinued
   operations                       531        847         531     4,102
                                -------    -------     -------   -------

 Net Loss                       $  (532)   $(1,283)    $(1,982)  $  (123)
                                =======    =======     =======   =======
 Net income (loss) per
 common share:
   Loss from continuing
     operations                 $  (.01)   $  (.03)    $  (.03)  $  (.05)
   Income from discontinued
     operations                       -        .01           -       .05
                                -------    -------     -------   -------
   Net Loss                     $  (.01)   $  (.02)    $  (.03)  $     -
                                =======    =======     =======   =======

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)
Nine months ended December 31,                            1996        1995
---------------------------------------------------------------------------
Cash flow from operating activities:
  Net Loss                                             $(1,982)    $  (123)
  Adjustments to reconcile net loss to net
   cash used by continuing activities:
    Depreciation and amortization                          101         288
    Gain on liquidation of Data One                       (531)          -
    Gain on Chapter 7 conversion of Computer Bay             -      (2,539)
    Gain on sale of building                                 -         (86)
    Gain on sale of Spectrum Global                          -        (773)
    Gain on sale of Axcell product line                      -      (1,616)
    Deferred income                                          -        (817)
    Loss on sale of equipment                                -         279
    (Increase) decrease in:
      Accounts receivable                                1,093      (1,172)
      Prepaid expenses and other assets                   (195)      1,513
    Increase (decrease) in:
      Accounts payable, accrued liabilities
       and other liabilities                            (2,349)      2,667
      Liabilities subject to compromise                   (163)        (69)
                                                       -------     -------
        Net cash used by continuing operations          (4,026)     (2,448)
        Net cash used by discontinued operations          (121)     (1,801)
---------------------------------------------------------------------------
        Net cash used by operating activities           (4,147)     (4,249)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of Axcell product line                  -       3,000
  Proceeds from sale of building                             -         734
  Proceeds from sale of Spectrum Global                      -       4,549
  Purchase of marketable securities                     (3,826)        (21)
  Purchase of property and equipment                       (99)        (58)
                                                       -------     -------
        Net cash  (used) provided by
         continuing operations                          (3,925)      8,204
        Net cash used by discontinued
         operations                                          -         (57)
---------------------------------------------------------------------------
        Net cash (used) provided by
         investing activities                           (3,925)      8,147
---------------------------------------------------------------------------
Cash flow from financing activities:
        Net cash  (used) provided by
         continuing operations                               -           -
        Net cash used by discontinued
         operations                                          -          (3)
---------------------------------------------------------------------------
        Net cash provided (used) by
         financing activities                                -          (3)
---------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                       (8,072)      3,895
Cash and cash equivalents, unrestricted,
 beginning of year                                      13,123       4,409
Cash and cash equivalents, unrestricted,
 end of  period                                          5,051       8,304
Cash and cash equivalents, restricted,
 end of period                                               -         291
---------------------------------------------------------------------------
Total cash and cash equivalents, end of
 period (including cash amounts in net
 assets of discontinued operations)                    $ 5,051      $8,595
                                                       =======     =======
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for interest               $     -      $    -
  Cash paid during the year for income taxes           $     2      $    2

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

   (a) Business
       Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company") own a portfolio of patents ("legacy assets") relating to commercially practicable methods of wireless data transmission over circuit-switched cellular networks. Since January 1995, Spectrum's new management has been implementing strategies to resolve the many financial, legal and litigation problems inherited from prior years and to refocus the business direction of the Company. While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the "legacy business"), Spectrum's business objective is to become a leading provider of value-added remote access communications software and related products. Spectrum's current proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (cellphone software drivers and cables) and markets them to some of the Company's licensees. These two components - development and marketing of activation kits and technology licensing - are the current primary sources of operating revenues. The Company expects to continue to experience operating losses while it (i) evaluates the long term potential of and considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of remote access communications software and related products. (See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Organization and Business Combination and Risk Factors).

   (b) Bankruptcy Proceedings
       On January 26, 1995 (the "Petition Date"), as part of management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Spectrum Cellular Corporation ("Cellular") (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors. (See Note 3).

       In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. In addition, under the settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company. (See Note 3). Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

       On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. Consummation of the Plan and its Effective Date remain contingent upon District Court approval of the Class Action Settlement (See Note
       3).

   (c) Basis of Presentation
       The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of Chapter 11 proceedings and circumstances relating to this event, including the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon timely consummation of the Plan (See Note 1(b)), achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet the restructured obligations. (See Item 2
       - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of Risk Factors). Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The Company continues to monitor expenses in order to conserve cash and is assessing alternatives to address the continued negative cash flow associated with its legacy business. In addition, the Plan (See Note 1(b)) contemplates the settlement of all significant litigation. However, there can be no assurance that these events will occur according to management's plans. The financial statements for the quarter ended December 31, 1996 reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (See Note 3). The net assets of Spectrum and Cellular, excluding intercompany payables of approximately $4,516,000, were approximately $251,000 at December 31, 1996.

       As part of the restructuring process, Spectrum has included in its Plan the consolidation of the Company's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity. (See Notes 1(b) and 5).

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

       In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of December 31, 1996, and the results of its operations and its cash flows for the interim periods presented.

   (d) Principles of Consolidation
       These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, Spectrum Cellular, as of and for the three and nine months ended December 31, 1996 and 1995. Its three former subsidiaries, Spectrum Global Services, Inc. ("Spectrum Global"), Data One and Computer Bay, have been reflected as discontinued operations for all periods presented (See Note 2). All intercompany transactions have been eliminated.

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

   (f) Income (Loss) Per Common Share
       The computation of income (loss) per common share is based on the weighted average number of common shares outstanding during the periods presented. The weighted average number of shares used in the computation of income
       (loss) per common share for the quarters and nine months ended December 31, 1996 and 1995 is 76,675,448.

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

    The following table summarizes the net assets of Spectrum
    Global for the periods presented:

             October 17, 1995            (Amounts in thousands)
             -------------------------------------------------
             Cash                                       $1,227
             Accounts receivable                         1,899
             Other assets                                2,237
             Accounts payable                             (243)
             Other liabilities                            (117)
                                                       -------
             Net assets                                 $5,003
                                                       =======

    The summary of Spectrum Global's results of discontinued operations for the periods presented are as follows:

      (Amounts in thousands)

                                      Three months      Nine months
                                             ended            ended
        Periods ended December 31,            1995             1995
        --------------------------    ------------      -----------
        Revenues                              $560           $6,877
        Net income                            $ 74           $  790


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

    The following table summarizes the net liabilities of Computer Bay for the periods presented:

          May 25, 1995           (Amounts in thousands)
          --------------------------------------------
          Cash                                 $   218
          Restricted Cash                          291
          Accounts receivable                    1,078
          Income taxes receivable                  409
          Property and Equipment                   100
          Other assets                             129
          Accounts payable                      (3,368)
          Other liabilities                     (1,396)
                                               -------
          Net Liabilities                      $(2,539)
                                               =======

3.  Legal Proceedings

    Bankruptcy Proceedings

    On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692
    260 and 195 10693 260, respectively (the "Chapter 11 case"). Spectrum Global did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees were appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Spectrum and Cellular have been substantively consolidated in the bankruptcy proceeding and are continuing to manage their affairs and operate their business under Chapter 11 as debtors in possession while awaiting consummation of the Plan (See Note 1(b)). The Bankruptcy Court confirmed the Plan on August 14, 1996. (See Part II, Item I for a description of the Plan). Consummation of the Plan and its effective date are contingent upon District Court approval of the Class Action Settlement becoming final. The District Court has currently scheduled a fairness hearing for the Class Action Settlement on February 28, 1997 to decide whether to approve the settlement. If the Plan is not consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases;
    (b) alternative plans of reorganization; or (c) liquidation of Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code. (See Part II - Item 1 Legal Proceedings for a summary of the terms of the Plan and the principal proceedings in the Chapter 11 case.) On October 4, 1996, a separate liquidating plan of reorganization under Chapter 11 was consummated for Data One. The hearing regarding the issuance of a final decree concluding Data One's bankruptcy case is scheduled for March 4, 1997.

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

    In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). The Class Action Settlement was approved by the Bankruptcy Court, but remains contingent upon approval by the District Court and consummation of Plan. The District Court has scheduled a hearing regarding approval of the Class Action Settlement for February 28, 1997. The plaintiffs in the Class Action Suits filed a claim against the Company in its bankruptcy proceedings in the amount of approximately $676 million. The Class Action Settlement, if consummated, will be in satisfaction of that claim as well as any and all claims of the individual defendants in that suit against the Company.

    Under the terms of the Class Action Settlement, the Company and the representatives of the Class Action plaintiffs have agreed to a framework under which the Company, pursuant to the Plan, will issue to the plaintiffs a number of shares of its Class A Preferred Stock that would be equal to the number of shares of Distributable Common Stock available to Spectrum's stockholders and certain creditors following confirmation of the Plan. In addition, under the Class Action Settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company.

    One of the uncertainties surrounding the Class Action Settlement is that issuers of insurance policies representing $6 million out of the $10 million of the insurance that may be available to the class plaintiffs pursuant to the Class Action Settlement have disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company in this coverage dispute. The insurance carriers have appealed this decision. (See Other Proceedings).

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

    On July 15, 1996, the District Court ruled against the insurance carriers in their attempt to rescind the directors' and officers' insurance policies at issue in the Home Action. The Court also ruled that any losses in the Class Action Suits related to Spectrum's February 1994 restatement of earnings would be covered by the policies at issue. The Court concluded that it could not decide, based on the record before it, whether the policies at issue would cover claims in the Class Action Suits related to alleged insider trading by certain of the Company's former officers and alleged misstatements regarding John Sculley's employment with the Company. The insurance carriers have appealed certain aspects of the decision.

    Notwithstanding this pending appeal, the parties to the Class Action Suits and the insurance carriers have agreed to implement the Class Action Settlement. Under this agreement, each insurance carrier has agreed to contribute the full coverage available under its disputed insurance policy, up to a total of $6 million, if it is unsuccessful in the appeal. The Class Action Settlement also remains contingent upon District Court approval and consummation of the Plan. The Bankruptcy Court confirmed the Plan on August 14, 1996 but the Plan cannot be consummated until District Court approval of the Class Action Settlement becomes final. A hearing regarding the Class Action settlement is scheduled for February 28, 1997 before the District Court. If the Class Action Settlement is approved at this hearing, the Company expects to consummate the Plan on or about March 31, 1997.

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

Spectrum Information Technologies, Inc. and Subsidiaries
(Debtors in Possession)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Organization And Business Combination

      The Company owns a portfolio of patents relating to commercially practicable methods to wirelessly transmit data over circuit-switched cellular networks. Spectrum has been operating primarily as an intellectual property company generating much of its revenues from royalties associated with the licensing of its proprietary technology. Beginning in January 1995, however, Spectrum's then new management and Board of Directors began implementing a strategic plan to fundamentally refocus the Company. Spectrum's current business objective is to become a leading provider of value added remote access communications software and related products. Since the Company's January 25, 1995 Chapter 11 bankruptcy filing, Spectrum has redesigned several aspects of its marketing strategy related to the legacy business including the licensing program in an effort to increase product demand and thereby the revenues derived from its existing proprietary technology. Despite these changes, Spectrum's market share for cellular data transmission products has not grown. The royalties that Spectrum is receiving from companies that license its technology and the revenues that Spectrum generates from the sale of its activation kit product line continue to be insufficient to reverse Spectrum's continuing operating losses. The Company's management is evaluating the long range potential for this legacy technology and is considering options to reverse the negative cash flow associated with this business.

      Consistent with Spectrum's business objective, the Company has increased its focus on the development of its remote access communications software. As the Company's development efforts are evolving, the Company has expanded the intended functionality of the software under development to address communications software solutions in the business and also possibly in the service provider market. This software would also enable a more efficient Internet information access over land line and wireless LANs and WANs. The intended software will not be covered by Spectrum's existing patent portfolio. (See Risk Factors).

      As part of the bankruptcy reorganization process, upon motion by the Debtors, the Bankruptcy Court substantively consolidated the Company's bankruptcy estate with that of its Cellular subsidiary. Spectrum and Cellular are now conducting the Company's core business as a single corporate entity and the Company intends to merge Spectrum and Cellular. The discussion of the business of Spectrum in this report refers to the business that was formerly conducted by either Spectrum or Cellular. Spectrum Global, Data One and Computer Bay are reflected in the consolidated financial statements as discontinued operations.


Chapter 11 Proceedings

      On January 26, 1995, the Company together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code. Upon motion by the Debtors, the Bankruptcy Court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996.

      Due to the Chapter 11 filing, the Company's cash flow has been positively affected because the cash requirements for the payment of accounts payable and other liabilities, which arose prior to the Chapter 11 filings, are in most cases deferred until confirmation and consummation of a plan of reorganization. The positive effect has also been enhanced by the Bankruptcy Court approved sale of certain assets, but has been offset by the increased administrative and professional fees associated with the Chapter 11 filing and resolution of claims subject to compromise. (See Liquidity and Capital Resources).

      On March 14, 1996, the Bankruptcy Court approved the adequacy and distribution of the Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, Debtors in Possession, Dated as of March 18, 1996. The Bankruptcy Court confirmed the Plan on August 14, 1996. Consummation of the Plan and its effective date remains contingent upon District Court approval of the Class Action Settlement. (See Note 3 - Legal Proceedings). The hearing regarding the Class Action Settlement has been rescheduled several times. These delays in implementing the Class Action Settlement have delayed consummation of the Plan and have caused the Company to incur additional professional fees associated with the Company's pending Chapter 11 proceeding. The Company expects the hearing to proceed on February 28, 1997, as scheduled.

Summary of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Spectrum Global, Data One and Computer Bay subsidiaries as discontinued operations.


    (Amounts in thousands)
  Three Months Ended December 31,       1996         %        1995       %
                                     -------     -------   -------   -------
  Revenues                           $   205       100.0   $   504     100.0
                                     -------     -------   -------   -------
  Operating costs and expenses:
    Cost of revenues                      47        22.9        67      13.3
    Selling, general and
     administrative                    1,136       554.2     1,821     361.3
                                     -------     -------   -------   -------
  Total operating costs and
     expenses                          1,183       577.1     1,888     374.6
                                     -------     -------   -------   -------

  Operating loss                     $  (978)     (477.1)  $(1,384)   (274.6)
                                     =======     =======   =======   =======




    (Amounts in thousands)
  Nine Months Ended December 31,        1996         %        1995       %
                                     -------     -------   -------   -------
  Revenues                           $ 1,664       100.0   $ 2,203     100.0
                                     -------     -------   -------   -------
  Operating costs and expenses:
    Cost of revenues                      88         5.3       258      11.7
    Selling, general and
      administrative                   3,683       221.3     5,368     243.7
                                     -------     -------   -------   -------
  Total operating costs and
      expenses                         3,771       226.6     5,626     255.4
                                     -------     -------   -------   -------

  Operating loss                     $(2,107)     (126.6)  $(3,423)   (155.4)
                                     =======     =======   =======   =======


Consolidated Revenues

      Consolidated revenues decreased approximately $299,000 or 59% and $539,000 or 24%, respectively, for the three and nine months ended December 31, 1996 as compared to three and nine months ended December 31, 1995. Merchandise sales decreased $15,000 or 12% and $213,000 or 48%, respectively, for the three and nine months ended December 31, 1996 when compared to the same periods in the prior year because of limited growth in the market for the Company's cellular data products and because the Company withheld selling cables for use with Motorola, Inc. cellular telephones for a portion of the quarter while the Company was implementing procedural requirements of the cross-license agreement with Motorola. Sales further decreased for the nine months due to the sale of the AXCELL(R) product line in fiscal 1996. AXCELL(R) sales for the nine months ended December 31, 1995 were approximately $132,000.

      Licensing revenues decreased $284,000 or 75% and $326,000 or 19%, respectively, for the three and nine months ended
December 31, 1996 as compared to the three and nine months ended December 31, 1995. Licensing revenue decreased approximately
$256,000 for the quarter ended December 31, 1996 as compared to the same period the prior fiscal year because the Company was receiving installment payments attributed to an up front licensing fee from one of its licensees during the quarter ended December 31, 1995. The Company received the last installment payment of this up front fee during the quarter ended September 30, 1996 and therefore, did not receive any such payment during the quarter reported. The Company is also required to pay this licensee a portion of the royalties or revenues that the Company may receive in certain circumstances in connection with this license agreement up to an amount not to exceed the amount of the up front payment. Licensing revenues were approximately $693,000 lower during the nine month period ended December 31, 1996 than during the same period the prior fiscal year because one of the Company's licensees paid Spectrum part of a disputed royalty associated with its sale of products during the period ended December 31, 1995, but made no such payments during the period reported. In March 1996, the Company and this licensee settled the dispute and converted its license to a paid up license and therefore was not obligated to make ongoing royalty pay-ments during the nine months ended December 31,1996. This decrease was offset by a $135,000 increase during the nine months ended December 31, 1996 in scheduled installment payments of an up front fee made by another of the Company's licensees. The decrease in licensing revenues was further offset during the nine months reported by the receipt of approximately $214,000 from a different licensee as partial settlement of a dispute regarding past due royalties.

Operating Costs and Expenses

      Operating costs and expenses decreased $705,000 or 37% and $1,855,000 or 33%, respectively, for the three and nine months ended December 31, 1996 as compared to the same periods in the prior year due to decreased selling, general and administrative expenses of $685,000 or 38% and $1,685,000 or 31%, respectively, and decreased cost of sales of $20,000 or 30% and $170,000 or 66%, respectively.

      The decrease in selling, general and administrative expenses for the three and nine months ended December 31, 1996 was the result of several factors, including decreases in non-bankruptcy related legal fees of approximately $390,000 or 75% and $878,000 or 57%, for the three and nine month periods, respectively. A majority of the non-bankruptcy related legal matters involving the Company have been settled as part of the Plan. Outside services decreased $157,000 or 68% and $334,000 or 66%, respectively, for the three and nine months ended December 31, 1996 as compared to the three and nine months ended December 31, 1995 because the Company is no longer using temporary accounting services and has decreased its use of other consultants. For the three and nine months ended December 31, 1996 insurance expense decreased approximately $94,000 or 41% and $311,000 or 40%, respectively, as compared to the same periods in the prior fiscal year primarily due to a reduction in directors' and officers' insurance premiums. These decreases were partially offset by an increase in personnel and related expenses of approximately $24,000 or 4% and $89,000 or 6%, respectively, for the three and nine months ended December 31, 1996 as compared to the three and nine months ended December 31, 1995 primarily due to the hiring of technical staff in its new technical center in the Boston, Massachusetts area.

      The decrease in cost of sales is a direct result of the decreased merchandise sales for the three and nine months ended
December 31, 1996 as compared to the three and nine months ended
December 31, 1995.

Operating Loss

      For the three and nine months ended December 31, 1996, the Company's operating loss decreased approximately $406,000 to $978,000 and $1,316,000 to $2,107,000, respectively, as compared to $1,384,000 and $3,423,000, respectively, for the three and nine months ended December 31, 1995. This 29% and 38% reduction is due to decreased operating costs and expenses of $705,000 or 37% and $1,855,000 or 33%, respectively, offset by decreased revenues of $299,000 or 59% and $539,000 or 24%, respectively. The Company expects to continue to incur operating losses while it (i) evaluates the long term potential of and considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of remote access communications software and related products. There can be no assurances these operating losses can be reversed.


Other Income and Expense

      Other income increased $189,000 ($60,000 expense for the three months ended December 31, 1995 compared to income of $129,000 for the three months ended December 31, 1996) primarily due to a non-recurring expense that the Company recorded in December 1995 that was related to a write down of certain fixed assets. Other income decreased $1,466,000 or 88%, for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 primarily because the Company sold its AXCELL(R) product line in fiscal 1996. This sale resulted in a gain of approximately $1,616,000 for the quarter ended December 31, 1995.

Discontinued Operations

      The Company had recorded a gain of $2,539,000 by writing off the net liabilities of its Computer Bay subsidiary as a result of the conversion of Computer Bay's bankruptcy filing into a Chapter 7. On October 17, 1995, the Company recorded a gain of $773,000 when it sold its Spectrum Global subsidiary which is reflected as a discontinued operation. Income from Global's operations for the three and nine months ended December 31, 1995 was $74,000 and $790,000, respectively. On October 4, 1996, Data One's liquidation plan was consummated resulting in a gain of $531,000 for the forgiveness of Data One's remaining liabilities after administrative expenses and payments to creditors.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses and operating cash flow deficits which ultimately caused the Company to file for bankruptcy protection under Chapter 11 on January 26, 1995. The Company expects operating losses to continue while it (i) evaluates the long term potential of and considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of remote access communications software and related products. The Company continues to review expenses in order to conserve cash and is evaluating alternatives to address the continued negative cash flow associated with its legacy business.

      During the nine months ended December 31, 1996, working capital (current assets less current liabilities) decreased by approximately $2,530,000 to $7,982,000 primarily due to the net loss from continuing operations.

      Net cash used by continuing operations increased from $2,448,000 to $4,026,000 for the nine months ended December 31, 1995 and 1996, respectively. The increase in net cash used was primarily attributable to the Company's ability to partly defer payment of fiscal year 1996 professional fees, associated with the Company's pending bankruptcy, until fiscal year 1997.

      Net cash used by investing activities for the nine months ended December 31, 1996 was approximately $3,925,000 primarily due to the purchase of marketable securities. Net cash provided by investing activities was approximately $8,147,000 during the nine months ended December 31, 1995 due to the proceeds received from the nonrecurring sales of the Company's AXCELL(R) product line, real estate in Dallas, Texas and Global subsidiary.

      Capital expenditures amounted to approximately $99,000 for the nine months ended December 31, 1996. These expenditures are primarily related to the outfitting of a new office in the Boston, Massachusetts area. For the remainder of the fiscal year ended March 31, 1997, capital expenditures are not expected to be significant.

      Consummation of the Company's proposed Plan will adversely impact the Company's near term capital resources because of the payments that the Company will make pursuant to the Plan to holders of secured, administrative and unsecured claims, assuming the Plan is consummated as confirmed. However, the Company projects it will have adequate near term capital resources to fund its operations. Management believes the Company's long term liquidity is highly dependent upon the Company's ability to address the operating losses associated with its legacy business and develop and sell value-added remote access communications software and related products to generate a positive cash flow from its reorganized business and, if necessary, its ability to raise additional capital to accomplish these objectives. Further, if the Company's proposed Plan is not consummated and no alternative plan of reorganization is approved, then there will be substantial doubt about the Company's ability to continue as a going concern and the Company may be forced to liquidate under either Chapter 7 or Chapter 11 of the Bankruptcy Code.

Risk Factors

      Statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section and elsewhere throughout this report contain forward looking statements that are based on current expectations about Spectrum's business and its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential", "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth below. Failure to successfully implement this strategy will raise substantial doubt about the Company's ability to continue as a going concern.

      Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the sales of its existing products and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating performance and expenses. Management expects to have a continued negative cash flow while the Company (i) evaluates the long term potential of and considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of communications software and related products. This anticipated negative cash flow combined with the Company's limited capital resources creates a significant risk that the Company will have difficulty funding its marketing and development efforts with its existing capital resources. (See Limited Capital Resources).

      Other risks associated with the current strategy include, but are not limited to, improving support to existing and new customers and substantially improving the market and financial performance in the legacy business; overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to remote users of data communications in business, and possibly, service provider markets; developing new channels for distribution; hiring key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts regarding remote access (landline and wireless) market growth in the business and service provider market segments; limited capital resources upon exiting Chapter 11; the timeliness of consummation of the Plan and its effective date; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

Bankruptcy Proceedings. District Court approval of the Class Action Settlement (See Notes 3 and 4, and Part II - Other Information Item 1 - Legal Proceedings - Securities Related Proceeding) is a condition precedent to consummation and the effective date of the Plan. (See Notes 3 and 4). If the Class Action Settlement is not approved in a timely manner, it is highly unlikely that the Plan, as written, will be consummated. If the Plan is not consummated, the alternatives include: (a) continuation of the pending Chapter 11 cases; (b) alternative plans of reorganization; or (c) liquidation of the Debtors under Chapter 7 or Chapter 11 of the Bankruptcy Code. Each alternative raises substantial doubts about the Company's ability to continue as a going concern.

Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. To address these risks, the Company must, among other things, support existing and new customers and substantially improve the market and financial performance in the legacy business, rebuild management and technical credibility with current and potential customers, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future.

Changing and Segmented Market; Acceptance of the Company's Products. The market for the Company's intended software and related products is substantially and rapidly changing (primarily due to the Internet phenomena, convergence of computers - communications - entertainment, deregulation of the telecommunications industry, and structural changes in the domestic and global economy) and is characterized by both large established providers and an increasing number of market entrants who, exploiting market and technology discontinuities and segmentation, have introduced or developed remote access software products. As is typical in the case of a growing and changing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software and related products will offer substantial advantages, there can be no assurance that the Company's products will be successfully completed or become widely adopted.

      Because the market for the Company's existing products and prospective software products is rapidly changing, it is difficult to predict the future segmentation and size of this market. There can be no assurance that the market segments for the Company's products will develop or that the Company's products will be adopted. There is also a risk that remote PC users in the business sector will significantly increase their use of other wireless networks such as CDPD for data communication. If the market segments fail to develop, develop more slowly than expected or become saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

Competition. The Company's key current competitors in its legacy business include Megahertz, a subsidiary of U.S. Robotics, Motorola, Compaq and AT&T prior to its breakup. Effective September 30, 1996, AT&T completed the divestiture of Lucent Technologies, Inc. ("Lucent"), which had previously sold its AT&T Paradyne unit. Spectrum is engaged in discussions with AT&T and Lucent regarding the effect of the breakup on an intellectual property license between AT&T and Spectrum. Also, Spectrum is reviewing the business of the purchaser of Paradyne to assess the appropriateness of a license. This breakup has provided an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T or new relationships with the entities that were spun off, however, there can be no assurance that these discussions will result in favorable business arrangements. The Company currently considers Sierra Wireless and PCSI (a subsidiary of Cirrus Logic) as other potential competitors primarily due to their alternative methods of wireless data signal delivery, such as CDPD.

  The market for remote access software is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future.
Most of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing re-sources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condi-tion. IBM Corporation has informed the industry that it is developing software technology that appears to have similar functionality to certain aspects of the software that the Company is developing.
There can be no assurances that other companies are not developing similar or competing products satisfying the same market needs.

  It is probable that synergies exist between the Company and its competitors. Spectrum is engaged in assessing and developing such synergies and potential partnerships. However, there can be no assurance that these activities will result in favorable business arrangements.


New Product Development and Technological Change. Substantially all of the Company's current and near term revenues are expected to be derived from the licensing of its proprietary technology and sale of its associated activation kit products. Given the limited revenue being generated and expected to be generated from this existing business, it is essential for Spectrum to generate revenues from other sources. The Company's ability to design, develop, test and support new communications software and related products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. There can be no assurance that the Company will be successful in developing and marketing new software and related products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. The Company's activation kit products are designed for use primarily with analog circuit switched cellular networks and with cellular phones. Future sales and growth of products in the legacy business will be dependent, in part, on adding capabilities in support of other types of wireless networks and wireless peripheral terminals and in supporting remote user data communications needs anyplace, anytime. Future sales of the Company's new remote access software products will be dependent, in part, on software products that add substantial value to end users and data communications infrastructure providers. The
Company is not aware of any patents covering its new communications software, but there can be no assurances that the Company will not need to obtain licenses in the future. The
Company's inability to successfully expand its product offerings could have a material adverse effect on the Company's business, operating results or financial condition.

Evolving Distribution Channels. Spectrum has historically sold its activation kit products to its licensees, most of which are original equipment manufacturers ("OEMs") in the modem industry. Given the limited distribution of its products through these channels, the Company is evaluating different marketing plans as part of the review of the legacy business. Even if the Company decides to adopt a different method of distribution for its legacy products, there are no assurances that its sales performance will improve or that the business related to activation kits will become profitable.

      Spectrum does not expect that its existing OEM channels will be the primary channels for distribution of its new line of communications software that is under development, and will need to develop new channels that may include other hardware OEM's, data communications infrastructure providers and software companies. Spectrum has not previously sold products into these channels. Failure to identify and develop new channels will inhibit the Company's ability to generate revenues from the Company's new software products and will likely result in continued operating losses and negative cash flow.

      The Company plans to develop a limited sales force and expand its marketing at the appropriate time. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company is continuing to increase its technical staff. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled engineering and software development teams. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

      The Company's future success also depends on its continuing ability to identify, attract, hire, train and retain other highly qualified technical personnel. Competition for such personnel is intense, and given Spectrum's past history and delay in consummation of the Plan, there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

Limited Capital Resources. If the Company successfully emerges from Chapter 11 bankruptcy, it will have limited capital resources to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating results and financial condition that timely product introduction and market acceptance is achieved. Any delays or reduction in product shipments will have a material adverse effect on the Company's business, operating results and financial condition. As the Company's existing capital resources are depleted by continuing operations and losses associated with its legacy business, it becomes increasingly likely that the Company will need to raise capital to fund the development and marketing of its new communications software. As part of Spectrum's bankruptcy reorganization efforts, between October of 1995 and January of 1996, the Company through its financial adviser contacted 48 potential investors regarding interest in investing or developing a strategic relationship with Spectrum, none of whom expressed an interest at that time when product strategies were in their early stages. There can be no assurances that Spectrum's new communications software development efforts will interest potential investors.

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

The Debtors' Proposed Plan of Reorganization

      In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. The Plan provides all administrative creditors with full payment (unless a lesser amount is agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settles the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders will be substantially diluted under the terms of the Plan, such shareholders should obtain the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also calls for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

      The Bankruptcy Court set April 22, 1996 as the deadline for voting on the Plan. Each class entitled to vote on the Plan accepted the Plan. Over 97% of Spectrum's voting unsecured creditors, representing over 99% of the total dollar amount voted, voted to accept the Plan. Under the Bankruptcy Code, a class accepts a plan if two-thirds in amount and a majority in number of the holders of claims voting cast ballots in favor of acceptance. Holders of Spectrum's common stock representing approximately 27,600,000 shares returned ballots, with over 95% of those shares voted in favor of confirmation. A class of equity interests is deemed to have accepted a plan if the plan is accepted by holders of at least two-thirds of the allowed interests that have voted on the plan. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. Consummation of the Plan and its Effective Date remain contingent upon District Court approval of the Class Action Settlement (See
Note 3).

      The Plan, upon its consummation and effective date, will settle all material litigation now pending and provide all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon.
The Company has segregated approximately $3.5 million for the payment of general unsecured claims, the priority non-tax claim and the Company's cash contribution to the settlement of the class action lawsuits. To date, the Company has reconciled the majority of the general unsecured creditor claims, with interest, in the amount of approximately $2.6 million. A few outstanding claims remain that the Company is attempting to reconcile before the effective date of the Plan (the "Effective Date"). The Company does not believe that the reconciliation of such claims will have a material effect on the reserve established for payment to unsecured creditors. The Plan also provides for the payment of approximately $264,000 on the Effective Date to the holder of the one priority nontax claim filed against Spectrum. The Plan will also settle all of the class action lawsuits filed against the Company by the payment of $250,000 by the Company and the delivery of approximately 45% of the equity ownership in reorganized Spectrum to a trustee to be distributed to the members of the class. (See Securities Related Proceedings and Note 3). Under the terms of the proposed Plan, existing shareholders will be substantially diluted but should obtain the majority of the 45% equity ownership in reorganized Spectrum set aside for such shareholders and certain creditors. This should hold true even after the issuance of $300,000 of stock to the Chapter 7 trustee of Computer Bay in connection with the recent settlement of his claim and after the issuance of approximately $112,000 of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. Holders of allowed administrative claims (as agreed upon or ordered by the Bankruptcy Court) will be paid in full under the Plan.

      Although the Bankruptcy Court confirmed the Plan at a hearing on August 14, 1996, consummation of the Plan and its Effective Date will remain contingent upon District Court approval of the Class Action Settlement becoming final. A hearing regarding this approval has been delayed several times. A hearing is now scheduled for February 28, 1997 before the District Court.

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

      Issued and outstanding shares of the Company's common stock will be canceled on the Effective Date and replaced with one (1) share of Reorganized Spectrum Common Stock for each seventy-five
(75) shares of existing common stock. The Company currently has authorized 110 million shares of common stock, of which approximately 76.7 million are issued and outstanding. Therefore, approximately 1 million shares of Reorganized Spectrum Common Stock will be issued to existing shareholders on the Effective Date. An additional $300,000 of Reorganized Spectrum Common Stock will be issued to the Computer Bay trustee in connection with the settlement of his claim (collectively, the Reorganized Spectrum Common Stock issued to existing shareholders and the Computer Bay trustee is defined as "Distributable Common Stock"). The Company will also issue approximately $112,000 of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. Stock options issued under the Company's existing stock option plans will also be reverse split at a 75 to 1 ratio and repriced accordingly.

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

Dated:     February 7, 1997


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