Form 10-K
period 1997-03-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1997-06-27
CIK 812551

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                For the Fiscal year ended March 31, 1997

                      Commission File No. 0-15596


              Spectrum(TM) Information Technologies Inc.


   Delaware                                             75-1940923
(State of                                            (I.R.S. Employer
incorporation)                                 Identification Number)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

      The aggregate market value of voting common stock held by nonaffiliates of the Registrant as of June 6, 1997 was approximately $ 4,315,000 based on the average of the high and low prices of the Common Stock on June 6, 1997 of $3.88 as reported by the National Quotation Bureau.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X   NO
   -----   -----

As of June 6, 1997, the registrant had outstanding approximately
1,114,000 shares of its Common Stock, par value $.001 per share.


               DOCUMENTS INCORPORATED BY REFERENCE

Certain information as set forth in Part IV (Item 14) has been incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended March 31, 1990, 1993, 1995 and 1996 and the Company's Registration Statements on Form 10 dated April 10, 1987 and on Form S-8 dated March 31, 1997 as set forth herein.

                SPECTRUM INFORMATION TECHNOLOGIES, INC.

                        INDEX TO FORM 10-K
             FOR THE FISCAL YEAR ENDED MARCH 31, 1997

 Item                                                              Page
 No.                                                                No.
-------                                                           -------


                              Part I

   1  Business....................................................   2

   2  Properties..................................................  13

   3  Legal Proceedings...........................................  13

   4  Submission of Matters to a Vote of Security Holders.........  17



                                Part II


   5  Market for the Registrant's Common Equity and Related
      Stockholder Matters.........................................  18

   6  Selected Financial Data.....................................  19

   7  Management's Discussion and Analysis of Financial
      Condition and Results of Operations.........................  19

   8  Financial Statements and Supplementary Data.................  23

   9  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.........................  24


                             Part III


  10  Directors and Executive Officers of the Registrant..........  24

  11  Executive Compensation......................................  24

  12  Security Ownership of Certain Beneficial Owners
      and Management..............................................  26

  13  Certain Relationships and Related Transactions..............  27


                                Part IV


  14  Exhibits, Financial Statements Schedules and Reports
      On Form 8-K.................................................  27

                SPECTRUM INFORMATION TECHNOLOGIES, INC.
                               FORM 10-K
                FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                              PART I

Item 1.  Business.

Overview

      Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum" or the "Company"), owns a portfolio of patents relating to commercially practicable methods to wirelessly transmit data over circuit-switched cellular networks. Spectrum has been operating primarily as an intellectual property company generating much of its revenues from royalties associated with the licensing of its proprietary technology and some revenues from the sale of products based on this technology (the "legacy business"). Beginning in January 1995, Spectrum's then new management and Board of Directors began implementing a strategic plan to fundamentally refocus the Company. Spectrum's current business objective is to become a key provider of value added remote access communications software and related products.

      On January 26, 1995, Spectrum and three of its operating subsidiaries sought protection under chapter 11 of the Federal Bankruptcy Code to allow the Company time to resolve the many financial and legal problems that led to the bankruptcy filing and develop a new business strategy. Since the filing, Spectrum has resolved all major claims against it, downsized and reorganized. On March 31, 1997, Spectrum successfully implemented its plan of reorganization and emerged from bankruptcy. (See Spectrum's Reorganization and Item 3 - Legal Proceedings Bankruptcy Proceedings.) Spectrum is focused on improving the operating performance of the legacy business concurrently while investing in the development of products consistent with its business objective.

      Since mid-1995, Spectrum has redesigned several aspects of its marketing program related to the legacy business, including its licensing program, in an effort to increase product demand and the revenues derived from its proprietary technology. Despite these changes, market demand for Spectrum's cellular data transmission products has not grown. The Company has completed an evaluation of the long range potential of the legacy technology and has concluded that the royalties that Spectrum receives from companies that license its technology and the revenues that Spectrum generates from the sale of its activation kit product line will continue to be insufficient to reverse Spectrum's continuing operating losses. The Company's management is considering options to reverse the negative cash flow associated with the legacy business.

      Consistent with its business objective, the Company has been investing in the development of remote access communications software. As the Company's development efforts are evolving, the Company has expanded the intended functionality of the software to address Internet and Intranet related communications software solutions in the corporate and also possibly in the service provider market. This software is expected to enable more efficient Internet/Intranet information access and is designed primarily for use over dial up land lines, but will also be applicable for use over wireless links. The intended software will not be covered by Spectrum's existing patent portfolio. (See Products and Products Under Development; Risk Factors.)

      The Company's executive offices are located at 2700
Westchester Avenue, Purchase, New York 10577.

Spectrum's Reorganization

      On January 26, 1995, the Company together with its wholly-owned subsidiaries Computers Unlimited of Wisconsin, Inc. d/b/a Computer Bay, Dealer Services Business Systems, Inc. d/b/a Data One and Spectrum Cellular Corporation (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Bankruptcy Proceeding"). Upon motion by the Debtors, the Bankruptcy Court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996. The estates of Spectrum and Spectrum Cellular were substantively consolidated as part of the bankruptcy proceeding and are operating as a single entity.

      On March 31, 1997 (the "Effective Date"), Spectrum consummated its proposed Chapter 11 plan of reorganization (the "Plan"). The Plan provided all administrative creditors with full payment, settled all material litigation pending against the Company and provided all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the bankruptcy filing date thereon. It also settled the $676 million class action lawsuits filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders were substantially diluted under the terms of the Plan, the shareholders as of the Effective Date obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also provides that the remaining 10% of the equity ownership will be distributed among officers, employees and non-executive directors. (See Item 3 - Legal Proceedings Bankruptcy Proceedings).

Company History

      Spectrum has been actively involved in cellular telecommunications since its inception in 1984. The Company first investigated the capabilities of then-existing land-line modem protocols (the set of rules that specify how information is transferred between modems), and determined that they did not provide the reliability needed for dependable transmission of computer data through cellular communications. The Company also recognized that none of the cellular telephone products then available offered the intelligent interface capabilities required to interface with modems that are needed for data communications over cellular networks. In response to this need, the Company developed and patented (i) other specific modem control technology and (ii) various cellular telephone-modem interface technologies. The Company has six U.S. patents (See Proprietary Rights).

      Today, the Company's patented technology is marketed under the DIRECT CONNECT (TM) AXSYS(R) brand name which, in addition to the enhancements to the modem chipset, includes (i) the Company's direct connect software driver product and (ii) associated cables, both of which are used to connect cellular-capable modems to cellular telephones, which together form the "activation kit", which makes a modem cellular ready. A second non-direct connect interface, the AXCELL(R) brand cellular interface, was designed to allow the user to utilize other land-line compatible devices (such as a facsimile, telephone set or answering machine) as well as modems with a cellular telephone. In July 1995, pursuant to an agreement approved by the Bankruptcy Court, the Company sold its non-profitable AXCELL(R) product line and certain related patent rights to Telular Corporation. The patent rights transferred by the Company relate to wireless interface technology and were obtained in a license agreement from Telular dated March 23, 1992, and were not a part of Spectrum's core patent portfolio.

      In an effort to establish distribution channels for its proprietary technology and products, the Company acquired Computer Bay and Data One (and two smaller companies that were merged into Data One). Computer Bay, a national franchiser of independent resellers of microcomputers and related products and services, was acquired in 1992. Data One designed, marketed and serviced portable communications and computing systems (primarily for use by field personnel in sales and service companies) and office systems utilizing microcomputers and peripheral products, and was acquired in 1989. The Company has since discontinued operations of Computer Bay and Data One due to significant losses from continuing operations. Computer Bay is being liquidated under Chapter 7 and Data One has been liquidated under Chapter 11 of the Federal Bankruptcy Code.

      In addition, the Company identified the area of telecommunications infrastructure services as an attractive niche in the wireless and telecomputing industries. As an initial step towards developing a business to provide such technical services, the Company acquired Spectrum Global, formerly known as "Yield Industries", in October 1993. Spectrum Global primarily provided low-level skilled technical specialists to companies on a temporary basis to assist clients in wireless infrastructure services, network management and custom application development. Effective October 17, 1995, the Company with the approval of the Bankruptcy Court sold Spectrum Global because it was not essential to Spectrum's core business.

      In 1993, the Company commenced a licensing program for its patented technology and has entered license agreements with many major modem and integrated circuit manufacturers. Current revenues from royalties under these agreements and existing product sales have failed to meet prior expectations. Accordingly, as reported during this fiscal year, the Company has increased its focus on the development of remote access communications software consistent with its strategy to become a provider of such software.

      In May 1993, the Company was named as a defendant in a consolidated class action (in which the plaintiffs filed a proof of claim alleging $676 million in damages in the Company's pending bankruptcy) and became involved in related legal proceedings and lawsuits (See Item 3 - Legal Proceedings Securities Related Proceedings). The expense associated with these proceedings, in addition to continuing operating losses, contributed to the Company's decision to file its Chapter 11 bankruptcy petition in January 1995.

      In January 1995, the Company engaged Donald J. Amoruso as President and Chief Executive Officer. At the time of Mr.
Amoruso's employment, a new Board of Directors was elected to replace the then existing Board. In late January 1995, the Company, Cellular, Computer Bay and Data One filed the Chapter 11 bankruptcy petitions to conserve limited resources needed to resolve outstanding litigation and to allow the Company time to develop its core business. Spectrum consummated its plan of reorganization on March 31, 1997. (See Item 3 - Legal Proceedings - Bankruptcy Proceedings).

Spectrum's Strategy

      Statements contained in this Item 1 Business section and elsewhere throughout this report contain forward looking statements that are based on current expectations about Spectrum's business, its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential," "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth below. Failure to successfully implement this strategy raises substantial doubt about the Company's ability to continue as a going concern.

      With respect to Spectrum's legacy business, during the fiscal years ended March 31, 1996 and 1997, Spectrum implemented a redesigned intellectual property licensing program in an effort to grow the market for circuit switched analog cellular data transmission and specifically improve Spectrum's share of this market. Spectrum and some of its licensees believed that the slower than expected growth in the number of cellular data users may have been due in part to costly royalty barriers to entering the market. Spectrum addressed this problem by developing a product-oriented strategy as part of its licensing program intended to motivate its original equipment manufacturer ("OEM") modem customers (licensees) to purchase and actively market Spectrum's proprietary activation kit. Notwithstanding this more attractive licensing program, Spectrum's market share for cellular data products has not grown. The continued poor performance has led Spectrum to consider options to reverse the negative cash flow associated with this legacy business. These options include, but are not limited to, restructuring the licensing program, converting certain existing licenses to paid up agreements, and engaging one or more distributors to take over the activation kit sales business. Spectrum's management is currently discussing elements of these options with key licensees and potential distributors. These options are intended to minimize operational expenses.

      Initially, the Company planned to broadly disseminate its legacy products through its OEM customers to develop an embedded customer base to which Spectrum could market wireless communications software followed by more advanced remote access software. As noted above, however, Spectrum's share of this market has not grown and, consequently, the opportunity to market to a broad embedded user base has not materialized. As Spectrum reported during the past fiscal year, the Company has accelerated its focus on the development of its remote access communications software and expanded the intended functionality to address Internet communications software solutions in the corporate and service provider markets. (See Products and Products Under Development). Spectrum's software is intended to provide improvements to the Web browsing experience for users accessing the World Wide Web through dial up land line modems.

Products and Products Under Development

      Spectrum's current product offerings are proprietary direct connect "activation" kits (software drivers and cables) providing interface connection to a variety of cellular phones and PC card modems sold directly to licensed modem manufacturers. These product offerings have been enhanced by the Company's cross-license agreement with Motorola which allows Spectrum to offer kits for operation with certain Motorola proprietary cellphones subject to a prescribed certification program. Spectrum's patents extend to activation kits.

      Spectrum's remote access software, branded as the INTELLIGENT PIPE(TM), is currently in the development stage. The INTELLIGENT PIPE(TM) combines proprietary architecture with optimized processing techniques and is intended to enable more efficient information transfer over wide area networks using Internet and Intranet technologies. The INTELLIGENT PIPE(TM) is designed to minimize the inefficiencies inherent in Internet interactions between standard Web browsers and Web servers. The pipe attacks the problem of limited bandwidth on the final connection between the remote user and the Internet or corporate Intranet. Developed primarily for dial up access, this pipe provides persistent connections, end to end control of the data stream and uses Content Management Agents (CMAs) that restructure the data on one side of an Internet connection and reconstitute it at the other side. This technology can be adopted to provide a wide variety of value added capabilities between network connected clients and servers. Spectrum's initial set of CMAs are designed to accelerate Web browsing speed for most end users by at least a factor of two for modem connections with speeds up to 56K. The INTELLIGENT PIPE(TM) is intended to address communications solutions for remote access in the corporate environment and also possibly service provider markets.

      Spectrum believes that it has identified an opportunity to deliver a technology that provides improvements to the Web browsing experience for dial up land line access to Internet connections. Spectrum sees opportunities for future proprietary CMAs that may include functions such as mapping of page formats to non-standard display platforms (i.e., Windows CE based Handheld Personal Computers ("HPC")).

      Spectrum expects that the capability provided by the INTELLIGENT PIPE(TM) will be most valuable to individual users connected to the Internet through an Internet service provider ("ISP") and to corporations providing dial in Intranet access. It is expected that by including the INTELLIGENT PIPE(TM) in their infrastructure, ISPs and corporate IS departments will provide improvements in performance, lower cost of operation, and more satisfied users. To the corporate IS department, this would translate into greater organizational efficiency. To an ISP, it will represent an opportunity to establish a market differentiator for their service. Spectrum intends to direct its marketing efforts for the INTELLIGENT PIPE(TM) at these two markets. The INTELLIGENT PIPE(TM) is a client/server software architecture initially intended for Windows NT servers and standard Microsoft and Netscape browsers.

      As with any client/server software, implementation is complex and time consuming. Spectrum's current goals include having a beta version product available later this calendar year and a product for commercial shipment by the end of the 1998 fiscal year. There can be no assurances that Spectrum will successfully complete the development of this software and introduce it according to Spectrum's development schedule. Even if the software is completed and performs up to the Company's expectations, there can be no assurances that a market will develop for the Company's product or that competing technologies or products will not capture the opportunity before Spectrum. (See Risk Factors).

      Since development and marketing of the INTELLIGENT PIPE(TM) is a significant challenge for a company with limited resources, Spectrum's management continually monitors development progress and market threats for deployment. If Spectrum determines during the development process that product performance or market acceptance are not meeting expectations, or capital resources are not available if needed, the Company will assess alternative strategies to utilize its existing assets to maximize shareholder value.

The Industry

Mobile Data Communications  (Legacy Business)

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

      Computer and telecommunications companies have been making significant investments in the manufacturing and development of new mobile computing devices and wireless networks. As a result, the wireless communication industry has experienced the emergence of a number of competing digital wireless data network technologies and services such as CDPD, CDMA, GSM and PCS. The Company's proprietary technology (the legacy business) is particularly applicable to data transmission over analog circuit-switched cellular networks. Emerging digital wireless communications networks are beginning to compete with analog circuit switched cellular wireless data transmission.

      The Company's research indicates that numerous industry activities and technologies are converging to support the mobile work force. Although the mobile workforce continues to grow, the projected market for Spectrum's activation kits, which are sold by many leading modem manufacturers to their end user customers, has not materialized. Some of Spectrum's OEM customers which purchase activation kits under licensing arrangements report that end-users have shown minimal interest in activating their cellular modems. Industry and mainstream publications, such as Business Week, have also recently begun to reject analog cellular as a suitable means for data transmission. Spectrum's management, based on industry trends and customer feedback, believes that many end users may be waiting for advances in methods of wireless data transmission, such as digital wireless devices and services, before actively using wireless data or have not experienced a compelling need to send or receive data wirelessly anytime, anywhere. The Yankee Group, a leading industry analyst, reports that 36% of mobile data users polled responded that they were not very or not at all interested in a wireless device that enables the sending and receiving of data via a cellular telephone. An additional 38% responded that they were only somewhat interested. The Yankee Group reports that current wireless data users are not satisfied with the availability, affordability or ease of use with wireless data transmission.

Remote Access Communications

      The market for remote access hardware and software and software related to Internet/Intranet technologies is rapidly growing. The Yankee Group estimates that the number of corporations with Internet access will grow from 15 million in 1996 to 43 million by 2000. Zona Research, an Intranet consultant, estimates that the total Internet/Intranet market, including hardware, software, tools, browsers, services and connectivity, was approximately $35 billion in 1996 and predicts that it will exceed $100 billion by 1999. The communications segment alone is projected to grow from $20 billion to $63 billion over the same period of time.

      The rapid growth and public interest in these Internet related technologies encourage intense competition. The industry is marked by market leaders including Microsoft and Netscape, which are continually introducing new products and upgrades. Many smaller companies are also competing for pieces of the Internet/Intranet market. Time to market is of the essence in such a competitive environment. Many companies are not profitable and never achieve profitability. The investment in the software market has also created an extremely high employment rate within the industry. Competent software developers are commanding salaries higher than ever as companies strive to hire and retain the best talent and rush to be the first to introduce products to the market. Spectrum must introduce software products in this competitive market that perform well in a timely fashion if it is to successfully compete in this arena.

Competition

      The mobile data communications market is intensely competitive and is characterized by rapid technological advances. These advances result in the frequent introduction of new products with increased performance capabilities and significant price/performance improvements. Competition in this market is based upon several factors, including product features, price, quality and reliability, service and support, marketing and distribution and time to market. Most of Spectrum's competitors and potential competitors have more extensive engineering and marketing capabilities and greater financial, technological and personnel resources than does the Company.

      Spectrum believes that certain of its competitors in the Company's legacy business may be infringing upon the Company's patents and/or may infringe upon patent rights that will be acquired by Spectrum by virtue of its pending patent applications. In addition, certain of the Company's licensees have been granted the right to make or have made and sell activation kits in competition with the Company. The major companies that are licensed to sell competing products include AT&T, U.S. Robotics/Megahertz and Motorola, Inc. The break-up of AT&T has provided the Company an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T and/or new relationships with the entities that were spun off. There can be no assurance that these discussions will result in favorable business arrangements.

      The remote access Internet communications software market is also intensely competitive. Many companies are working on the problem of limited bandwidth and sub-par Internet/Intranet performance. IBM Corporation has informed the industry that it has a product designed primarily for wireless usage with some of the similar functions to the software that Spectrum is developing. Compaq Computer Corporation recently announced its Web Acceleration Server technology, which is designed to improve Web browsing performance. Additionally, less recognizable companies also have products on the market addressing similar functionality to Spectrum's INTELLIGENT PIPE(TM).

      Spectrum's initial product designed to accelerate web browsing will face competition from related technologies that enable faster Internet access. These technologies include faster (56 kbps) modems, ISDN connections and, potentially, cable modems and ADSL. Spectrum believes that the INTELLIGENT PIPE(TM) may complement some of these related technologies, offer greater flexibility and price advantages and is attempting to position its product with key providers of certain such technologies. As this Internet market segment is still in its embryonic stages, it is impossible to predict which technology will become prevalent. Recently, the World Wide Web (WWW) Consortium, established to develop common standards for the evolution of the World Wide Web, released a proposed new specification for the WWW Hypertext Transfer Protocol (HTTP) for data access over the Web. The new protocol, HTTP 1.1, promises faster Web performance. It is a specification that could eventually yield technologies that could compete with Spectrum and is expected to be included in future upgrades of Microsoft and Netscape software. However, Spectrum expects to leverage the same specifications to generate new capabilities as well as to provide an alternative methodology or a migration path for supporting HTTP 1.1 features to sites and individuals that are not ready to overhaul their environments.

      Recently some software vendors have announced development of Web server based software that proposes to accelerate Web access. Their objective is essentially the same as Spectrum's, but the implementation strategy is somewhat limited. Spectrum's technology, on the other hand, creates this relationship between the viewer and the communications aggregator of all Web sites.

      Dynamic Hyper Text Markup Language (HTML) is a new set of capabilities being implemented by Microsoft and Netscape in their next generation Web browsers. It allows Web page developers to include interactive content, and provides for increased control of page layout. As a by-product, dynamic HTML may reduce the number of network connections required to access certain Web pages, resulting in faster page loads. By contrast, Spectrum's technology will provide a performance gain on all Web pages, including those using dynamic HTML.

      On April 7, 1997, Compaq announced the development of a product for service providers called the Acceleration Server. It is the only product currently announced that uses an architecture similar to Spectrum's but its implementation uses both hardware and software. It validates the concept that Spectrum is pursuing. The Compaq method, however, does not appear to act on all the same pieces of the data stream and may create opportunity for Spectrum to market a complementary product. The Compaq product may, however, evolve into direct competition.

      Several companies have also announced other technologies, such as bandwidth utilization, which are intended to accelerate
Internet browsing.

      Spectrum's products will have to achieve significant commercial acceptance in the face of such intense competition to be successful.

Risk Factors

      Overview. Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the sales of its existing products and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating performance and expenses. Management expects to have a continued negative cash flow while the Company
(i) considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of Internet/Intranet communications software and related products. This anticipated negative cash flow combined with the Company's limited capital resources creates a significant risk that the Company will have difficulty funding the marketing and development of its communications software with its existing capital resources. (See Limited Capital Resources).

      Other risks associated with Spectrum's strategy include, but are not limited to, improving support to existing and new customers and substantially improving the financial performance in the legacy business; overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to remote users of data communications in corporate and service provider Internet markets; developing new channels for distribution; hiring and retaining key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts regarding remote access (landline and wireless) market growth in the corporate and service provider market segments; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

      Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. To address these risks, the Company must, among other things, address the financial performance of its legacy business. Concurrently, to effectively enter the communications software market, Spectrum must establish management and technical credibility with potential customers, continue to attract, retain and motivate qualified persons, and develop new technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future.

      Changing and Segmented Market; Acceptance of the Company's Products. The market for the Company's remote access Internet software and related products is substantially and rapidly changing (primarily due to the Internet phenomena, convergence of computers, communications and entertainment, deregulation of the telecommunications industry, and structural changes in the domestic and global economy) and is characterized by both large established providers and an increasing number of market entrants who, exploiting market and technology discontinuities and segmentation, have introduced or developed remote access software products. As is typical in the case of a growing and changing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software and related products will offer substantial advantages, there can be no assurance that the Company's products will be successfully completed or become widely adopted.

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

      Competition. The Company's key current competitors in its legacy business include Megahertz, a subsidiary of U.S. Robotics, Motorola, Compaq and AT&T prior to its breakup. Effective September 30, 1996, AT&T completed the divestiture of Lucent Technologies, Inc. ("Lucent"), which had previously sold its AT&T Paradyne unit. Spectrum is engaged in discussions with AT&T, Lucent and Paradyne regarding the effect of the breakup on an intellectual property license between AT&T and Spectrum. This breakup has provided an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T and new relationships with the entities that were spun off, however, there can be no assurance that these discussions will result in favorable business arrangements. The Company currently considers Sierra Wireless, Inc. and PCSI (a subsidiary of Cirrus Logic, Inc.) as other potential competitors primarily due to their alternative methods of wireless data signal delivery, such as CDPD.

      The market for remote access Internet software is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Most of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. There can be no assurances that other companies are not developing similar or competing products satisfying the same market needs or that Spectrum's products will become widely accepted in the face of this competition.

      Synergies may exist between the Company and its competitors. Spectrum is engaged in assessing and evaluating such synergies and potential partnerships. However, there can be no assurance that these activities will result in favorable business arrangements.

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

      The Company's ability to design, develop, test and support its remote access Internet communications software and related products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. Time to market is essential to the success of the INTELLIGENT PIPE (TM) software products. There can be no assurance that the Company will be successful in developing and marketing new software and related products and enhancements that meet changing customer needs and respond to such technological changes or evolving industry standards. Future sales of the Company's new remote access software products will be highly dependent on software products that add substantial value to end users and data communications infrastructure providers. Also, the Company's new technology may be covered by patents owned by others which may require licenses. The Company's inability to introduce and sell the products that it is currently developing in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

      Evolving Distribution Channels. Spectrum has historically sold its activation kit products to its licensees, most of which are original equipment manufacturers ("OEMs") in the modem industry. Given the limited distribution of its products through these channels, the Company is considering alternative marketing plans as part of the options regarding the legacy business. Even if the Company decides to adopt a different method of distribution for its legacy products, there are no assurances that its sales performance will improve.

      Spectrum does not expect that its existing OEM channels will be the primary channels for distribution of its new line of remote access software that is under development, and will need to develop new channels that may include other data communications OEM's, infrastructure service providers and software companies. Spectrum has not previously sold products into these channels. Failure to develop new channels will inhibit the Company's ability to generate revenues from the Company's new software products and will likely result in continued operating losses and negative cash flow.

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

      Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company continues to seek to hire highly skilled technical staff but due to the competitive high demand for software skills, the Company is also dependent upon outside services for aspects of its software development. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

      The Company's future success also depends on its continuing ability to identify, attract, hire, train and retain other highly qualified technical personnel. Competition for such personnel is intense, and given Spectrum's past history and performance, there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

      Limited Capital Resources. The Company has limited capital resources to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating results and financial condition that timely new product introduction and market acceptance is achieved. Any delays or reduction in product shipments will have a material adverse effect on the Company's business, operating results and financial condition. As the Company's existing capital resources are depleted by continuing operations, investment in new product development and losses associated with its legacy business, it becomes increasingly likely that the Company will need to raise capital to fund the development and marketing of its new communications software product. Spectrum's management believes that it will need to raise capital during the 1998 fiscal year and has begun to investigate alternatives for so doing. As part of Spectrum's bankruptcy reorganization efforts, between October of 1995 and January of 1996, the Company through its financial advisor contacted 48 potential investors regarding interest in investing or developing a strategic relationship with Spectrum, none of whom expressed an interest at that time when product strategies were in their early stages. There can be no assurances that Spectrum's new communications software development efforts will interest potential investors.

      Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock is likely to continue to be highly volatile based on quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

      Shares Eligible for Future Sale. The preferred stock that was issued to the plaintiffs in the Class Action Suits pursuant to the Plan is convertible to common stock upon request of the holder and automatically converts to common stock on March 31, 1999. Conversion to common stock of a significant number of shares of preferred stock and a subsequent sale in the public market could adversely affect the future market price for the common stock. (See Item 3 - Legal Proceedings - Bankruptcy Related Proceedings).

Customers

      During the fiscal years ended March 31, 1997 and 1996, sales to SMART Modular Technologies (including Apex Data, Inc., which was acquired by SMART during the 1996 fiscal year) and Global Village Communications accounted for approximately 55% and 27% of the Company's merchandise sales, respectively. During the fiscal year ended March 31, 1995, sales to OKI Telecom accounted for approximately 39% of the Company's merchandise sales. Spectrum has not sold any of its remote access communications software that is being developed.

      The Company works closely with existing and potential customers, often for extended periods of time, in order to sell legacy products marketed by Spectrum. In many cases, product shipments are made in a short period of time in response to a customer's orders. The Company does not have a material backlog of orders.

Manufacturing

      The Company utilizes contract manufacturers for the assembly of its direct connect activation kit products. Each perform to the Company's quality control standards. Hence, no product assembly is performed by the Company.

      A cross-license that the Company entered with Motorola requires the Company to purchase cables and connectors for its direct connect activation kits to be used with Motorola cellular telephones from authorized vendors of Motorola. Spectrum is presently having these cables manufactured by one or more of several authorized vendors and the Company believes it will be able to procure product in sufficient quantities to meet its customers' demands. A failure to fill product orders in a timely manner would materially and adversely affect the Company's results of operations.

Seasonality

      Spectrum's financial performance has not exhibited significant seasonality in the past and the Company does not anticipate future seasonality.

Proprietary Rights

      The Company relies on patent, trade secret, copyright and trademark laws, in addition to technical measures, to protect its legacy products. The Company currently has six issued U.S.
patents, three issued foreign patents, and several pending U.S.
and foreign applications.

      Although the Company believes that its patents and licensed patent rights have value, there can be no assurance that the Company's patents, or any additional patents issued in the future, will provide meaningful protection from competition. The Company believes its success will depend primarily upon the experience, creative skills, technical expertise, and marketing and sales abilities of its personnel. Furthermore, given the rapid development of technology in the data communications industry, there can be no assurance that certain aspects of the Company's products do not infringe the proprietary rights of others.

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

      The Company has developed a library of software drivers related to its direct connect technology. Each software driver is designed to permit control of a particular cellular telephone by a direct connect modem, when installed in the modem. The software drivers are subject to copyright protection and the Company claims the right, pursuant to national and international copyright laws, to control copying and distribution of its software drivers.

      The Company has additional patents pending in the U.S. Patent and Trademark Office and in foreign patent offices, and intends to apply for additional patents as its development efforts progress. The Company is also seeking additional patent rights in the technologies covered by the issued patents.

      The Company has regularly used the following trademarks and service marks to describe certain of its products and services, and considers each of these marks to be proprietary: SPECTRUM CELLULAR(R), SPCL(R), AXSYS(R), SPECTRUM CONNECTED(R), the SPECTRUM CONNECTED logo and DIRECT CONNECT AXSYS. The Company has obtained U.S. Federal trademark registrations for its SPECTRUM CELLULAR(R), SPCL(R) and AXSYS(R), SPECTRUM CONNECTED(R) and SPECTRUM CONNECTED logo marks and has an application pending for federal trademark registration for DIRECT CONNECT AXSYS(TM) and INTELLIGENT PIPE(TM). These trademark registrations and applications provide legal notice to other parties that the Company claims exclusive rights in these marks. Since its bankruptcy filing, the Company has selectively proceeded to seek foreign patent and trademark rights based on its limited financial resources.

Research and Development Expenditures

      During fiscal 1997, 1996 and 1995, the Company spent approximately $1,252,000, $366,000 and $306,000, respectively, on research and development. These expenditures are expected to significantly increase in fiscal year 1998 in accordance with management's current strategy to develop and market remote access communication software products.

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

      Implementation of the Company's strategy contemplates that the Company will increase the engineering staff during the 1998 fiscal year (See Spectrum's Strategy).

Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

   Name                     Age   Position with the Company

   Donald J. Amoruso        59    Chairman,  Chief Executive Officer

   Sheldon A. Buckler       65    Director

   George Bugliarello       69    Director

   Robert D. Dalziel        62    Director

   Mikhail Drabkin          50    Chief Technical Officer

   Richard duFosse          48    Vice President - Software Engineering

   Christopher M. Graham    32    General Counsel and Secretary

   Barry J. Hintze          40    Controller and Principal Accounting
                                  Officer


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

           Mikhail Drabkin joined the Company as its Chief Technical Officer in March, 1996. Since 1988, Mr. Drabkin has held various positions with Hayes Microcomputer Products, Inc. ("Hayes").
Through March 1996 as Vice President - Corporate Engineering, Mr. Drabkin had responsibility for new platform design and implementation of strategic partnerships with key technology providers. Mr. Drabkin also held the positions as Vice President
- Product Development from 1992 to 1994, General Manager - Hayes ISDN Technologies from 1990 to 1992 and Director of
Engineering-San Francisco Hayes Development Center from 1988 to 1990. Before joining Hayes, Mr. Drabkin was employed by SOFTCOM and Macleod Laboratories as a design engineer and engineering manager, respectively. Mr. Drabkin is a member of IEEE and Beta Gamma Sigma and holds a Dipl.-Ing. in electrical communications from the St. Petersburg Institute for Telecommunications and an M.B.A. from the University of San Francisco.

           Richard F. duFosse joined the Company as Vice President of Software Engineering in February 1996. Immediately prior to joining Spectrum, Mr. duFosse provided consulting services related to software product development and mobile computing to Fortune 1000 clients. From 1990 through 1995, Mr. duFosse held several positions with Lotus Development Corporation. From 1994 through 1995, as Director of Mobile Computing, Lotus Business Partners Programs, Mr. duFosse created a business partner program to implement and deliver products to wirelessly enable Lotus
Notes and cc:Mail. Mr. duFosse previously held the positions of Development Director, Mobile Computing Group and Senior Development Manager where he managed development of Lotus products for mobile computing. Mr. duFosse is a former Member of the Board of Directors of the Portable Computer and Communications Association and former Chairman of the Modem Architecture Subcommittee of the PCCA. Mr. duFosse received a Bachelor's Degree in Humanities and Technology, a Masters degree in Computer Science and an M.B.A. from Worcester Polytechnic Institute.

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

           Sheldon A. Buckler is Chairman of Commonwealth Energy System and was Vice Chairman of Polaroid before his retirement in 1994.
At Polaroid he held various positions in a thirty-year career including Vice President, Research and Executive Vice President,
Technical and Industrial Products. Dr. Buckler has been awarded thirty-seven patents and has authored numerous papers. He has a Ph.D. in Chemistry from Columbia University and a B.A. from New
York University. Dr. Buckler is also a member of the Board of Directors of Aseco Corporation, Cerion, Lord Corporation, Nashua
Corporation, Parlex Corporation and Chairman of the Massachusetts
Eye and Ear Infirmary.

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

           Robert D. Dalziel is an international executive with operations and sales experience. From 1991 to 1995, Mr. Dalziel was the Chairman of Telecommunications Cooperative Network, Inc. He has also consulted for Bechtel, the Government of Kazahstan and the Kvant Company in Ukraine. From 1956 to 1991, Mr. Dalziel served in numerous capacities for AT&T, including the positions of Vice President -- International Operations, President -- AT&T Europe, and Vice President -- Global Networks. Mr. Dalziel has a degree in electrical engineering from Polytechnic University, where he is currently a trustee.

Item 2. Properties.

      The Company's headquarters occupy approximately 4,200 square feet of office space in an office building located on Westchester Avenue in Purchase, New York. The Company holds a lease for such offices expiring on April 30,1998. The Company leases approximately 2,700 square feet of office space for its research and software product development in an office building located on Mount Royal Avenue in Marlboro, Massachusetts. This lease expires on July 31, 1999. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future The Company also leases approximately 2,821 square feet of office space in an office building located on Hutton Drive in Carrollton, Texas. This lease expires on October 31, 1998 but the Company is investigating relocation to smaller facilities.

      The Company is also temporarily leasing an individual office in an executive office park near Atlanta, Georgia for its research and software product development. This Norcross, Georgia lease expires on July 31, 1997. The Company plans to relocate this office in July/August 1997 to the San Francisco, California area and is currently searching for leased property that is suitable and adequate for research and development activities.

Item 3.  Legal Proceedings.

Bankruptcy Proceedings

      On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692 260 and 195 10693 260,
respectively (the "Chapter 11 case"). A fourth subsidiary at the time, Spectrum Global Services, Inc., did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum, Data One and Cellular (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees were appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy

Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Data One consummated a separate plan of liquidation under Chapter 11 on October 4, 1996.

      In March 1996, the United States Bankruptcy Court approved the Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization (the "Plan") Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation (collectively, the "Company") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation were substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. The effective date of the Plan was March 31, 1997 (the "Effective Date"). On the Effective Date, total cash distributions for unsecured claims, class action claims, administrative claims and priority claims in connection with consummation of the Plan were approximately $3.9 million, as described in more detail below. A few outstanding claims remain that the Company is attempting to reconcile. The Company does not believe the reconciliation of such claims will result in additional material payments to creditors.

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

      The Plan provided all administrative creditors with full payment (unless a lesser amount was agreed upon or ordered by the Bankruptcy Court), settled all material litigation pending against the Company and provided all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the bankruptcy filing date thereon. It also settled the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders were substantially diluted under the terms of the Plan, such shareholders obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. This held true even after the issuance of $300,000 of stock (66,667 shares) to the Chapter 7 trustee of Computer Bay in connection with the settlement of his claim and after the issuance of approximately $112,000 (24,939 shares) of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. The Company authorized these stock distributions on May 5, 1997. The Plan also called for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

      The Company amended its certificate of incorporation and by-laws on the Effective Date. The Amended Certificate contains certain provisions affecting the rights of shareholders, corporate governance, and the transferability of Class A Convertible Preferred Stock and Reorganized Spectrum Common Stock (as defined below). Under the amended certificate of incorporation, the authorized capital stock of the Company shall be comprised of (i) 10 million shares of reorganized Spectrum common stock ("Reorganized Spectrum Common Stock"), (ii) 1.5 million shares of Class A convertible preferred stock reserved for issuance in connection with the settlement of the Class Action that was filed against the Company in 1993 ("Class A Convertible Preferred Stock") and (iii) 2 million shares of preferred stock ("Preferred Stock"). A description of the amount of shares that will be issued within each class is set forth below.

      Issued and outstanding shares of the Company's existing common stock were canceled on the Effective Date and replaced with one (1) share of Reorganized Spectrum Common Stock for each seventy-five (75) shares of existing common stock. The Company previously had authorized 110 million shares of common stock, of which approximately 76.7 million had been issued and were outstanding on the Effective Date. Therefore, approximately 1 million shares of Reorganized Spectrum Common Stock were issued to existing shareholders on the Effective Date. An additional 66,667 shares ($300,000) of Reorganized Spectrum Common Stock was issued to the Computer Bay trustee in connection with the settlement of his claim (collectively, the Reorganized Spectrum Common Stock issued to existing shareholders and the Computer Bay trustee is defined as "Distributable Common Stock"). The Company also issued 24,939 shares (approximately $112,000) of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. The Company authorized these stock distributions on May 5, 1997. Stock options issued under the Company's previously existing stock option plans were reverse split at a seventy-five (75) to one (1) ratio and repriced accordingly (i.e., a $1.00 exercise price was adjusted to a $75.00 exercise price).

      Pursuant to the Class Action Settlement (see Securities Related Proceedings), the Company issued approximately 1,089,000 shares of Class A Convertible Preferred Stock (valued at approximately $6,434,000) equal to the number of shares of Distributable Common Stock. The Class A Convertible Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock at the expiration of two years.

      As part of a bankruptcy court approved success bonus to employees, officers and all non-executive directors for effecting a confirmed plan of reorganization, the Company issued Reorganized Spectrum Common Stock pursuant to the two incentive compensation programs described in the Plan, the Spectrum 1996 Stock Incentive Plan and the Spectrum 1996 Incentive Deferral Plan, which collectively authorize the issuance of an aggregate number of shares of Reorganized Spectrum Common Stock equal to one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Convertible Preferred Stock (i.e., 10% of the reorganized Spectrum equity ownership) to directors, officers and employees of the Company on the Effective Date. Except for 300 shares of Reorganized Spectrum Common Stock that were distributed to non-executive directors on the Effective Date, the stock issued to directors, officers and employees pursuant to such incentive programs shall be distributed in three equal semi-annual installments following the Effective Date. Under the Stock Incentive Plan, employees, officers and directors will also be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of shares equal to an additional one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Convertible Preferred Stock. Also, as set forth in the Plan, the Company distributed a $300,000 success bonus among all employees involved in the development and implementation of the Plan.

      The details of the Plan, the recapitalization, and the Company's by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. The Company's amended certificate of incorporation is contained in the Company's Registration Statement on Form S-8 dated March 31, 1997.

      Securities Related Proceedings

      On February 9, 1994, the class action filed against the Company and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation, United States District Court for the Eastern District of New York, Civil Action No. 93-2295) (the "Class Action Suits") was supplemented (i) to extend the end of the class period from May 21, 1993 to February 4, 1994, (ii) to add additional claims against Spectrum and the individual defendants, and (iii) to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain subclasses were certified. A similar putative class action filed in the United States District Court for the Southern District of Texas was transferred and consolidated with the Class Action Suits.

      The plaintiffs in the Class Action Suits claimed to have purchased the Company's securities at prices which the Company and the individual defendants allegedly artificially inflated by, among other things: (i) misrepresenting the potential value of the patent license agreement the Company entered into with AT&T;
(ii) improperly accounting for revenues and expenses in connection with certain license and advertising agreements; (iii) failing to disclose the existence of an inquiry initiated by the Securities and Exchange Commission (the "SEC"); and (iv) making misleading statements regarding the employment of John Sculley. In addition, there were claims against certain of the individual defendants for improper insider trading.

      On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserted that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993 to correct inaccurate accruals of certain items into income. For pretrial and settlement purposes, this litigation was consolidated with the Class Action Suits described above.

      In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). District Court approval of the Class Action Settlement was required for the Company to consummate its Plan of Reorganization. Delays obtaining this approval delayed the effective date of Spectrum's plan of reorganization, which was confirmed in August 1996. The Class Action Settlement had been approved by then by the District Court on February 28, 1997. The Company consummated the plan of reorganization on March 31, 1997.

      Under the terms of the Class Action Settlement and Plan, the Company will issue to the plaintiffs a number of shares of its Class A Convertible Preferred Stock equal to the number of shares of Distributable Common Stock that was distributed to Spectrum's stockholders and certain creditors following confirmation of the Plan. In addition, under the Class Action Settlement, the plaintiffs received the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company.

      The issuers of insurance policies representing $6 million out of the $10 million of the insurance available to the class plaintiffs pursuant to the Class Action Settlement disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company in this coverage dispute. The insurance carriers and the plaintiff class settled this dispute when the carriers agreed to contribute $5.4 million of disputed coverage to the settlement. (See Other Proceedings.)

      In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. In April 1996, the SEC staff informed the Company that it intended to commence an administrative proceeding to determine whether during 1993 the Company had violated certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements it entered into during fiscal 1994. In April 1996, the Company's current management began discussions with the SEC to resolve the SEC's ongoing investigation. During these discussions the SEC informed the Company that it intended to add alleged violations of the registration provisions of the Securities Act of 1933 in the administrative proceedings. During May 1997, the SEC and Spectrum reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. Spectrum neither admitted nor denied the SEC's findings, which relate in part to the Class Action Suits. The SEC did not seek monetary penalties and recognized that Spectrum's current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation.

      As part of the order, the SEC found that in 1992 Spectrum violated the registration provisions of the Securities Act of 1933 when Spectrum controlled the issuance and exercise of stock options and the sale of underlying shares without having a valid registration statement in effect for these shares. The SEC also found that Spectrum, through the actions of certain former officers, violated the anti-fraud, reporting and record-keeping provisions of the federal securities laws in connection with the false and misleading accounting treatment for license fees pursuant to certain intellectual property license agreements that it entered in 1993.

      In connection with this investigation, Salvatore T. Marino, a current employee and former officer of the Company informed the Company in April 1996 that the SEC staff intended to commence a proceeding against him for violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during fiscal 1994 and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. Mr. Marino has denied any wrongdoing and responded to the staff's allegations. Upon learning of the SEC staff's position and pending resolution of this issue, the Company removed Mr. Marino as an executive officer. Mr. Marino is represented by independent counsel in this matter.

      The United States Attorney's Office for the Eastern District of New York has previously informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

Other Proceedings

      On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home Action") in the Company's bankruptcy proceeding. The Honorable Frederick Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation was heard before him. The Home sought to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleged certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also sought a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors.

      In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") intervened in the Home Action. AESIC agreed to be bound by any final judicial resolution regarding The Home (a similar agreement was previously reached with the third excess carrier).

      On July 15, 1996, the District Court ruled against the insurance carriers in their attempt to rescind the directors' and officers' insurance policies at issue in the Home Action. The
Court also ruled that any losses in the Class Action Suits related to Spectrum's

February 1994 restatement of earnings would be covered by the policies at issue. The Court concluded that it could not decide, based on the record before it, whether the policies at issue would cover claims in the Class Action Suits related to alleged insider trading by certain of the Company's former officers and alleged misstatements regarding John Sculley's employment with the Company. The insurance carriers appealed certain aspects of the decision.

      Notwithstanding the appeal, the parties to the Class Action Suits and the insurance carriers agreed to and implemented the Class Action Settlement on March 31, 1997. The insurance carriers and the plaintiff class later settled the Home Action when the carriers agreed to contribute $5.4 million of disputed coverage to the Class Action Settlement.

      From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

      The Common Stock, par value $.001 per share, of the Company (the "Company Stock") was traded in the Nasdaq System from September 8, 1987 through December 18, 1990. Prior to this period, and from December 19, 1990 through June 11, 1991, the Common Stock traded in the over-the-counter market. From June 12, 1991 through April 27, 1992, the Common Stock again was traded in the Nasdaq System. The Common Stock was traded in the Nasdaq National Market System from April 28, 1992 through April 26, 1995. On April 27, 1995, during the first quarter of fiscal 1996, the Nasdaq delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria. The stock is currently being traded on the OTC Bulletin Board. There are currently 14 registered market makers for the Common Stock.

      On March 31, 1997, the Company's Plan of Reorganization became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol SITI. The range of high and low closing bid prices for the Common Stock for the fiscal years 1997 and 1996 are set forth below reflecting the 75:1 reverse stock split effective March 31, 1997 for all bids. The National Quotation Bureau provided this information which may not reflect actual transactions.

                   HIGH AND LOW BID PRICES (1)

                               1997                  1996
---------------------------------------------------------------
                            Low     High         Low      High
---------------------------------------------------------------

First Quarter            $ 9.00   $29.25      $ 4.50    $30.75
Second Quarter            11.25    21.00       12.00     20.25
Third Quarter              3.75    12.00        6.00     18.00
Fourth Quarter             6.00    18.75        5.25     30.00

---------------------------------------------------------------

 (1) Bid prices reflect the 75:1 reverse stock split effective
     March 31,1997. For example, the low bid price in the first quarter fiscal 1996 of $0.06 was multiplied by 75 to reflect a low bid of $4.50.

      On June 6, 1997, the last reported bid and ask prices of the Company's Common Stock were $3.50 and $4.25, respectively.

      As of June 6, 1997 there were approximately 5,131 holders of record of the Company's common stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the years ended March 31, 1997 and 1996 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

      Also, on March 31, 1997, pursuant to the Plan, the Company issued 1,022,339 shares of Class A Convertible Preferred Stock, par $.001 per share, in connection with the settlement of the Class Action lawsuit. (See Item 3 Legal Proceedings - Bankruptcy Proceedings). The exemption from the requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for the offer or sale of a security is provided for in Section 1145 of the Bankruptcy Code and applies to Reorganized Spectrum Common Stock and Class A Convertible Preferred Stock issued under the Plan. For two years after the Effective Date, Class A Convertible Preferred Stock will have a liquidation preference over Reorganized Spectrum Common Stock to the extent that, in the event that within two years of the Effective Date, Reorganized Spectrum again becomes a debtor in a bankruptcy case under the United States Bankruptcy Code (unless the case is an involuntary case and is dismissed before an order for relief is entered therein against Reorganized Spectrum), interests of holders of Class A Convertible Preferred Stock will have priority in such proceedings over interests of holders of Reorganized Spectrum Common Stock. The Class A Convertible Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock at the expiration of two years. Holders of Class A Convertible Preferred Stock will be entitled to vote in the same manner as holders of Reorganized Spectrum Common
Stock, although, for the period of time that the Class A Convertible Preferred Stock is in the hands of the Class Action Trustee and has not been distributed to members of the class, such stock will be required to be voted in the same proportions as the holders of the Reorganized Spectrum Common Stock have voted. Class A Convertible Preferred Stock will be fully tradable.

Item 6.  Selected Financial Data.

      The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere.


                                  Years Ended March 31,

                        -----------------------------------------------------
                           1997      1996       1995      1994       1993
-----------------------------------------------------------------------------
                           (Amounts in thousands, except per share amounts)

Summary of Operations:

Total revenues           $ 1,873   $ 8,458     $2,623    $2,924     $1,229

Loss from continuing
operations                (5,911)   (1,160)   (10,673)  (18,253)    (7,149)

Loss from continuing
operations per common
share                      (5.78)    (1.14)    (10.47)   (19.21)     (8.94)

Weighted average common
shares outstanding         1,022     1,022      1,019       950        800

Summary of Financial
Position:

Total assets               6,043    16,105     14,706    30,575     13,724
Long-term debt                 -         -          -       151        187
Stockholders' equity
deficit)                   2,161     2,089       (901)   12,787     11,340

-----------------------------------------------------------------------------
Dividends per share         None      None       None      None       None
-----------------------------------------------------------------------------


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Organization And Business Combination

      The Company owns a portfolio of patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's new management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the legacy business), Spectrum's business objective is to become a provider of value-added remote access communications software and related products.

      Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (cellphone software drivers and cables) and markets them to some of the Company's licensees. These two components - development and marketing of activation kits and technology licensing - comprised the Company's operating revenues during this fiscal year.

      The Company expects to continue to experience operating losses while it (i) considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of remote access communications software and related products to increase long term revenues. (See Liquidity and Capital Resources and Item 1 - Business Products Under Development.)

      As part of refocusing the Company, beginning in January 1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing throughout the fiscal year ended March 31, 1997, Spectrum's management restructured the Company to focus on its legacy business and remote access software strategy. As part of the restructuring, Spectrum closed one of its unprofitable subsidiaries, Computers Unlimited of Wisconsin, Inc. d/b/a Computer Bay ("Computer Bay"), the liquidation of which is under the supervision of the Bankruptcy Court, and sold a second wholly-owned subsidiary, Spectrum Global Services, Inc., a Delaware corporation ("Spectrum Global"), effective October 17, 1995. Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's legacy business or new direction. The Company also significantly downsized its Spectrum Cellular Corporation ("Cellular") subsidiary in Texas. In July 1995, the Company also sold its non-profitable AXCELL(R) cellular interface product line and certain related patent rights to Telular Corporation ("Telular"). In fiscal 1992, Spectrum had licensed these patent rights from Telular. In management's opinion, AXCELL(R) was being replaced in the market by the Company's direct connect technology. Management therefore did not believe that AXCELL(R) was a viable product in the long run and was inconsistent with management's strategy. In October 1996, the Company liquidated a fourth wholly-owned subsidiary, Dealer Services Business Systems, Inc., a Delaware corporation ("Data One"). (See Item 3 - Legal Proceedings - Bankruptcy Proceedings.)

      The Company consummated its plan of reorganization on March
31, 1997. As part of the plan of reorganization, Spectrum consolidated the Company's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity.

Chapter 11 Proceedings

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

      In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan,(the "Effective Date"). The Plan provided all administrative creditors with full payment (unless a lesser amount was agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settled the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. In addition, under the settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus the $250,000 from the Company. Although existing Spectrum shareholders were substantially diluted under the terms of the Plan, such shareholders obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also called for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

Summary of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Data One and Computer Bay subsidiaries as discontinued operations.

                                          Years Ended March 31,
---------------------------------------------------------------------------
                           1997       %      1996     %      1995     %
---------------------------------------------------------------------------
                                     (Amounts in thousands)

Revenues                  $1,873   100.0   $8,458  100.0   $2,623   100.0
                         --------------------------------------------------
Operating costs and
expenses:
  Cost of revenues           161     8.6     290     3.4      522    19.9
  Selling, general and
  administrative           5,677   303.1   7,591    89.8   11,849   451.7
  Provision for
  restructuring                -       -       -       -      105     4.0
                         --------------------------------------------------
Total operating costs
and expenses               5,838   311.7   7,881    93.2   12,476   475.6
                         --------------------------------------------------

Operating income (loss)  $(3,965) (211.7)   $577     6.8  $(9,853) (375.6)
                         ==================================================


Consolidated Revenues

      Consolidated revenues decreased approximately $6,585,000 or 78% for the twelve months ended March 31, 1997 as compared to the prior year due to a $6,452,000 or 81% decrease in licensing revenues and a $133,000 or 26% decrease in merchandise sales. Consolidated revenues increased approximately $5,835,000 or 222% for the twelve months ended March 31, 1996 as compared to the prior year due to a $6,606,000 or 496% increase in licensing revenues, offset by a $771,000 or 60% decrease in merchandise sales.

      The decrease in licensing revenues for the twelve months ended March 31, 1997, as compared to 1996, and the increase for the twelve months ended March 31, 1996, as compared to 1995, are primarily attributable to the recognition of a one time fee of $6,000,000 pursuant to a licensing settlement agreement with U.S. Robotics (and its Megahertz, Inc. subsidiary) in fiscal 1996. Licensing revenues further changed during these periods due to the recognition of deferred revenue pursuant to a licensing agreement. Licensing revenues for fiscal years 1997, 1996 and 1995 have included payments of approximately $850,000, $965,000 and $485,000, respectively, of an up-front license fee pursuant to an agreement that the Company entered into during fiscal 1994. The Company received the last of these up front installments in the fiscal quarter ended September 30, 1996. The Company is required to pay this licensee a portion of the royalties or revenues that the Company may receive in certain circumstances in connection with this license agreement in an amount not to exceed the up front payment.

      Merchandise sales decreased for the twelve months ended March 31, 1997, as compared to 1996, and for the twelve months ended March 31, 1996, as compared to 1995, primarily due to management's decision to sell the AXCELL(R) product line and related patents in July of 1995. The Company did not sell AXCELL(R) products during the year ended March 31, 1997. AXCELL(R) sales for the year ended March 31, 1996 were approximately $132,000 as compared to $1,063,000 for the year ended March 31, 1995.


Operating Costs and Expenses

      Operating costs and expenses decreased approximately
$2,043,000 or 26% for the year ended March 31, 1997 as compared to the year ended March 31, 1996 primarily due to a $1,914,000 or 25% decrease in selling, general and administrative expenses and a $129,000 or 44% decrease in cost of sales.

      The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1997 was primarily due to a decrease in professional fees (other than professional fees associated with the Company's bankruptcy proceedings) of $1,661,000 or 68%. This decrease was primarily due to the reduction of non-bankruptcy related litigation during fiscal year 1997. Insurance expense decreased approximately $345,000 or 37% for the year ended March 31, 1997 as compared to the same period in the prior year primarily due to the $273,000 reduction of policy premiums associated with the Company's directors' and officers' insurance. During the fourth quarter of the prior fiscal year, the Company disposed of certain assets resulting in decreased depreciation expense for fiscal 1997 as compared to fiscal 1996 of approximately $202,000 or 59%. These decreases were partially offset by a $334,000 write-down of intangible assets that were related to legal expenses incurred defending the Company's patents.

      Operating costs and expenses decreased $4,595,000 or 37% for the twelve months ended March 31, 1996 as compared to the prior year due to a $4,258,000 or 36% decrease in selling, general and administrative expenses as well as a $232,000 or 45% decrease in cost of sales for the twelve months ended March 31, 1996 as compared to the prior year.

      The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1996 was primarily due to a decrease in professional fees (other than professional fees associated with the Company's bankruptcy proceedings) of $1,077,000 or 29%. This decrease was primarily due to the stay of legal actions while the Company was in Chapter 11 bankruptcy proceedings. Insurance expense decreased $414,000 or 30% primarily due to the $367,000 reduction of policy premiums associated with the Company's directors' and officers' insurance. Decreases in personnel and related expenses of $412,000 or 15% and travel and related expenses of $249,000 or 59% are due to the overall downsizing of the Company. Advertising expenses decreased $587,000 or 99% during the year ended March 31, 1996 as a result of the sale of the AXCELL(R) product line. Other operating expenses decreased $1,519,000 or 50% as a result of the Company's general downsizing of operations.

Operating Income  (Loss)

      The Company's operating loss was approximately $3,965,000 in 1997 as compared to operating income of $577,000 in 1996. The difference is a result of the decreased revenues of $6,585,000 or 78% offset by decreased selling, general and administrative expenses of $1,914,000 or 25%.

      The Company's operating income was approximately $577,000 in 1996 as compared to an operating loss of $9,853,000 in 1995. The difference is a result of the decreased selling, general and administrative expenses of $4,258,000 or 36% and increased revenues of $5,835,000 or 222%.

Other Income and Expense

      Other income decreased approximately $1,439,000 or 80% for the year ended March 31, 1997 as compared to 1996 and increased approximately $2,184,000 or 553% for the year ended March 31, 1996 as compared to 1995. The changes were primarily due to the $1,616,000 gain on the sale of the AXCELL(R) product line during the year ended March 31, 1996 and losses of approximately $142,000 and $380,000 on the sale of marketable securities during 1997 and 1995, respectively.

Discontinued Operations

      On October 4, 1996, Data One, a subsidiary of the Company, consummated its Chapter 11 liquidation plan, which resulted in a gain of $531,000. On October 17, 1995, the Company sold its Global subsidiary for approximately $4,549,000 in net proceeds resulting in a $773,000 gain. As of January 25, 1995, the Company closed its Computer Bay subsidiary which is reflected as a discontinued operation in the consolidated financial statements. The Company did not record a provision related to its anticipated loss on a disposal because the case was converted into a Chapter
7. Computer Bay was turned over to a trustee and the Company no longer maintains control over that subsidiary. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay.

Extraordinary Loss

      For the fiscal year ended March 31, 1997, the Company reported an extraordinary loss of approximately $800,000 in connection with the consummation of the Plan. (See Item 3 - Legal Proceedings - Bankruptcy Proceedings). As of March 31, 1996, the Company had reserved approximately $8,400,000 related to litigation and pre-petition accounts payable and accrued liabilities. On the Effective Date of the Plan, the Company made payments of $3,000,000 in cash and issued approximately $6,134,000 in Class A Convertible Preferred Stock. The Company also recorded approximately $1,100,000 in connection with future cash payments and stock issuances pursuant to the Plan. Collectively, these transactions resulted in an extraordinary loss of $1,800,000, which was partially offset by a gain of approximately $1,000,000 associated with a reduction in professional fees approved by the Bankruptcy Court.

Cumulative Effect of Change in Accounting Principle

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. The cumulative effect of adopting SFAS No. 115 as of April 1, 1994 resulted in an increase in income of approximately $316,000.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant losses from continuing operations and operating cash flow deficits which ultimately caused the Company to reorganize under Chapter 11 bankruptcy protection. The Company expects operating losses to continue until such time as it successfully develops and markets a new line of communications software. The Company continues to review expenses in order to conserve cash and is investigating alternatives to address the continued negative cash flow associated with its legacy business as well as continuing to monitor the Company's opportunity to successfully build revenues from its new software development and marketing efforts.

      From 1996 to 1997 working capital (current assets less current liabilities) decreased by approximately $6,434,000, primarily due to the payments of approximately $2,972,000 to holders of secured, administrative and unsecured claims pursuant to the Plan and the decrease in accounts payable, accrued liabilities and other liabilities of approximately $3,055,000.

      Net cash used by continuing operations for operating activities was $8,358,000 in 1997 as compared to net cash provided by continuing operations of $2,544,000 in 1996. The change of $10,902,000 is primarily due to the decrease of $6,573,000 in accounts payable, accrued liabilities and other liabilities, the decrease of $2,812,000 in liabilities subject to compromise and the increase of $1,107,000 in net loss plus non-cash adjustments. The decrease in all liabilities is primarily due to payments pursuant to the Plan and the payment of professional fees. The increase in net loss plus non-cash adjustments is due to the reserve for stock issuances of $1,525,000. Net cash used by operations was approximately $14,288,000 for fiscal 1995. This was primarily due to the loss from operations of approximately $14,276,000.

      Net cash of approximately $1,512,000 was used by investing activities in 1997 primarily due to the purchase of U.S. treasury notes of approximately $1,504,000. Net cash provided by continuing operations for investing activities decreased approximately $1,480,000 in 1996 to approximately $8,249,000 when compared to the prior fiscal year. Cash proceeds during fiscal 1996 from the sales of Spectrum Global the AXCELL(R) product line and real property in Dallas were lower than the cash proceeds from the sale of marketable securities in fiscal 1995.

      There were no financing activities for the fiscal years ended March 31, 1997 and 1996. Financing activities for fiscal 1995 were primarily for the exercise of stock options and warrants of approximately $784,000.

      Capital expenditures amounted to approximately $116,000 for the twelve months ended March 31, 1997. These expenditures are primarily related to the outfitting of new engineering development offices in the Atlanta, Georgia and Boston, Massachusetts areas. The Company expects capital expenditures for the fiscal year ended March 31, 1998 to be approximately
$125,000.

      The Company projects it will have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Management believes the Company's long term (i.e., beyond 12 months) liquidity depends upon the Company's ability to develop and sell value-added remote access communications software and related products to generate a positive cash flow from its reorganized business. The Company's long term liquidity also depends on its ability to improve the performance of its legacy business and raise additional capital to accomplish these objectives. (See Item 1 Business - Risk Factors.) The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully achieve management plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

 Recent accounting pronouncement

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

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

Item 11.  Executive Compensation.

      The following table sets forth information regarding the cash compensation paid by the Company for services rendered to the Company in all capacities during fiscal 1997, 1996 and 1995 to its Chief Executive Officer and its executive officers whose cash compensation exceeded $100,000.


                    SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------
                                                Annual Compensation
                                      --------------------------------------


Name and Principal Position   Year    Salary         Bonus         Other
                                       ($)            ($)          Annual
                                                                   Comp.
                                                                    ($)
------------------------------------------------------------------------------

Donald J. Amoruso             1997   295,000       132,686  (1)   681,558 (2)
President,                    1996   295,000       100,000  (4)         -
Chief Executive Officer,      1995    73,750 (6)   100,000  (4)         -
Chairman of the Board

Mikhail Drabkin               1997   195,000        72,500  (7)    46,080 (2)
Chief Technical Officer       1996    15,625 (6)    22,500  (8)         -
                              1995         -             -              -

Richard duFosse               1997   142,083        50,000  (9)    46,080 (2)
Vice President,
Software Engineering          1996    22,346 (6)    10,000  (8)         -
                              1995         -             -              -
Christopher M. Graham         1997   121,250        50,000  (1)   136,314 (2)
General Counsel, Secretary    1996   106,667             -              -
                              1995    65,481 (6)         -              -

Barry J. Hintze               1997   102,500        30,000  (1)    68,154 (2)
Principal Accounting
 Officer, Controller          1996    74,702 (6)         -              -
                              1995         -             -              -
------------------------------------------------------------------------------




-----------------------------------------------------------------------------
                                   Long-Term Compensation
                                ---------------------------
                                Grants & Awards      Payouts
                              --------------------   -------
Name and Principal Position   Restricted   Shares     LTIP     All
                                Stock       Under-   Payouts   Other
                               Award(s)     lying              Comp.
                                 ($)       Options              ($)
-----------------------------------------------------------------------------

Donald J. Amoruso                 -            -        -      19,965 (3)
President,                        -            -        -      19,965 (3)
Chief Executive Officer,          -       20,000(5)     -        -
Chairman of the Board

Mikhail Drabkin                   -            -        -        -
Chief Technical Officer           -            -        -        -
                                  -            -        -        -

Richard duFosse                   -            -        -        -
Vice President,
Software Engineering              -            -        -        -
                                  -            -        -        -
Christopher M. Graham             -            -        -        -
General Counsel, Secretary        -            -        -        -
                                  -        1,333(5)     -        -

Barry J. Hintze                   -            -        -        -
Principal Accounting
 Officer, Controller              -            -        -        -
                                  -            -        -        -
-----------------------------------------------------------------------------


(1) Pursuant to the Plan approved by the Bankruptcy Court, as part of a success fee for effecting a confirmed plan of reorganization, $300,000 was set aside to be awarded to the officers and employees of the Company that were responsible for consummation of the Plan. The amounts in the table above that reference this footnote are cash awards made pursuant to the Plan.

(2) Pursuant to the Plan approved by the Bankruptcy Court, as part of a success fee for effecting a confirmed plan of reorganization and as incentive compensation, ten percent (10%) of Spectrum's reorganized equity (242,002 shares) was set aside to be awarded to officers, employees and non-executive directors responsible for consummation of the Plan. Pursuant to the Plan the following individuals were awarded the following number of shares of reorganized common stock:

                Mr. Amoruso         113,593
                Mr. Drabkin           7,680
                Mr. duFosse           7,680
                Mr. Graham           22,719
                Mr. Hintze           11,359

    The shares described above were awarded and will be distributed pursuant to the Company's 1996 Incentive Deferral Plan, which provides for distribution in three equal installments in August 1997, February 1998 and August 1998. These shares have been recorded at their fair value. Actual value of the awards will be determined on the date of distribution for each installment in August 1997, February 1998 and August 1998.

(3) Represents premiums paid under a variable life insurance policy paid by the Company pursuant to Mr. Amoruso's employment agreement.

(4) Represents $200,000 signing bonus paid by the Company in equal installments in fiscal 1995 and 1996.

(5) Represents options that were treated in accordance with the reverse stock split as set forth in the Company's Plan of Reorganization.

(6) Partial year.

(7) Represents the final installment of starting bonus and performance bonus paid pursuant to Mr. Drabkin's employment contract.

(8) Represents all or part of a starting bonus paid pursuant to employment agreement.

(9) Represents performance bonus paid pursuant to employment agreement.


               AGGREGATED OPTIONS EXERCISES IN 1996 FISCAL YEAR
                AND FISCAL YEAR-END OPTION VALUES

                                                                 Value of Un-
                                                                  exercised
                                                                     In-
                                                                  the-Money
                     Shares on           Number of Unexercised    Options at
                     Acquired   Value           Options            Fiscal
  Name               Exercise  Realized  at Fiscal Year-End      Year-End (1)
  ----               --------------------------------------------------------
                                       Exercisable  Unexercisable
                                       --------------------------
Donald J. Amoruso      0           0       16,667         3,333        0
Mikhail Drabkin        0           0            0             0        0
Richard F. duFosse     0           0            0             0        0
Christopher M. Graham  0           0        1,333             0        0
Barry J. Hintze        0           0            0             0        0


  (1) All of the options included in this chart were out-of-the money on March 31, 1996. As a result of the reverse split, exercise prices range from $75.00 to $337.50.

Compensation of Directors

      Each of the Company's outside directors is paid $18,000 per year plus $1,000 per meeting attended. Each outside director is also paid $500 per diem for any special assignments. The Board of Directors intends to adopt and implement a plan during the upcoming fiscal year pursuant to which the Company will pay one-half of the directors fixed annual compensation in common stock of the Company.

Employment Agreements

      The Company currently has employment agreements with each of the individuals identified above. Messrs. Amoruso, Drabkin, duFosse, Graham and Hintze are employed in the position noted in the Summary Compensation Table at annual salaries of $295,000, $195,000, $165,000, $130,000 and $128,000,
respectively. In addition to salary, the above-described employment agreements provide for health and medical insurance, life insurance benefits, certain other benefits and require indemnification in certain circumstances. These agreements also provide that if the Company discharges the individual without cause they are entitled to full compensation and medical benefits for one year.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

      The following table sets forth information as of June 15, 1997 with respect to beneficial ownership of Common Stock of each of the Company's directors, the executive officers identified in the Summary Compensation Table in Item 11 and all directors and executive officers as a group.

                       Amount and Nature of
            Name        Beneficial Ownership(1)(2)  Percent  of Class
---------------------------------------------------------------------

     Donald J. Amoruso            56,197                4.77%

     Sheldon A. Buckler              767                   *

     George Bugliarello              767                   *

     Robert D. Dalziel               767                   *

     Mikhail Drabkin               2,560                   *

     Richard F. duFosse            2,560                   *

     Christopher M. Graham         8,906                   *

     Barry J. Hintze               3,786                   *

     All Directors and            76,310                6.48%
       Executive Officers
       of the Company as a
       Group
      (8 persons)

    -------------------------
           * Less than 1%

   (1) Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse.

   (2) Includes the following number of shares subject to options exercisable within sixty days from June 15, 1997.

               Mr. Amoruso      -     18,333
               Mr. Buckler      -        667
               Mr. Bugliarello  -        667
               Mr. Dalziel      -        667
               Mr. Graham       -      1,333


Item 13.  Certain Relationships and Related Transactions.

    None.

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

     3. Exhibits

         2.1   Consolidated Plan of Reorganization Proposed by
               Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of February 8, 1996 (7)
         2.2 Stock Purchase Agreement, dated September 11, 1995, by and among the Company and the Lori Corporation, COMFORCE Corporation, et al. (6)
         3.1 Certificate of Incorporation of Spectrum Information Technologies, Inc., as amended (3)
         3.2 Amended and Restated By-laws of Spectrum Information Technologies, Inc., as amended effective December 29,
               1994 (5)
         3.3   Restated Certificate of Incorporation of the Company (9)
         3.4   Restated Bylaws of the Company (7)
         4.1 Specimen common stock certificate of Spectrum Information Technologies, Inc. (2)
         4.2 Specimen reorganized common stock certificate of Spectrum Information Technologies, Inc. (1)
         4.3 Specimen Class A Convertible Preferred Stock certificate of Spectrum Information Technologies, Inc. (1)
        10.1   Patent License Agreement between the Company and
               American Telephone & Telegraph Company (4)
        10.2   Purchase and Sale Agreement dated April 11, 1995 by
               and between the Company and Telular Corporation (5)
        10.3 Employment Agreement entered into between the Company and Donald J. Amoruso (5)
        10.4 Amendment to Employment Agreement between the Company and Donald J. Amoruso dated as of March 1, 1997 (1)
        10.5 Stock Option Agreement entered into between the Company and Donald J. Amoruso (5)
        10.6 Employment Agreement between the Company and Mikhail Drabkin dated as of January 21, 1996 (8)
        10.7 Amendment to Employment Agreement between the Company and Mikhail Drabkin dated as of May 23, 1996 (8)
        10.8   Employment Agreement between the Company and
               Richard duFosse dated as of January 18, 1996 (8)
        10.9   Amendment to Employment Agreement between the
               Company and Richard duFosse dated as of May 23, 1996 (8)
        10.10 Employment Agreement entered into between the Company and Christopher M. Graham (5)
        10.11 Stock Option Agreement entered into between the Company and Christopher M. Graham (5)
        10.12 Amendment to Employment Agreement between the Company and Christopher M. Graham dated as of December 7, 1995 (8)
        10.13 Employment Agreement between the Company and Barry J. Hintze dated as of April 27, 1995 (8)
        10.14 Amendment to Employment Agreement between the Company and Barry J. Hintze dated as of December 4, 1995 (8)
        10.15  Amendment to Employment Agreement between the Company and Barry J. Hintze dated as of May 16, 1997 (1)
        10.16  Employment Agreement entered into between the Company and Salvatore T.  Marino (5)

        10.17 Amendment to Employment Agreement between the Company and Salvatore T. Marino dated as of December 7, 1995 (8)
        10.18  Amended and Restated 1992 Stock Option Plan of the
               Company (5)
        10.19  Amendment to 1992 Stock Option Plan dated July 6, 1994 (5)
        10.20  Amendment to 1992 Stock Option Plan dated April 26, 1995 (5)
        10.21  Spectrum 1996 Stock Incentive Plan (7)
        10.22  Spectrum 1996 Incentive Deferral Plan (7)
        21.1   Subsidiaries of the Company (8)
        23.1   Consent of BDO Seidman, LLP (1)
        27.1   Financial Data Schedule (1)
        99.1   Disclosure Statement with Respect to the Consolidated
               Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of February 8, 1996 (7)

        (1)  Filed herewith.
        (2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated April 10, 1987, and incorporated herein by reference.
        (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by reference.
        (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated herein by reference.
        (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.
        (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed October 17, 1995, and incorporated herein by reference.
        (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed March 26 1996, and incorporated herein by reference.
        (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.
        (9) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 31, 1997, and incorporated herein by reference.

    (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated February 28, 1997, which included: Item 5, "Other Items" reporting that on February 28, 1997, Judge Frederick Block of the United States District Court for the Eastern District of New York approved the settlement of the securities related class action that was originally commenced against Spectrum in 1993. As a result, Spectrum expected the effective date of its confirmed plan of reorganization, including the implementation of the class action settlement, to occur on March 31, 1997.

         The Company filed a Current Report on Form 8-K dated March 31, 1997, which included: Item 5, "Other Items" reporting that the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of March 18, 1996, was effective on March 31, 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SPECTRUM INFORMATION TECHNOLOGIES,
                               INC.


                               By

Dated:  June 26, 1997             /s/ Barry J. Hintze
                                 --------------------------------
                                         Barry J. Hintze
                                 (Controller and Principal
                                  Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                               By

Dated:  June 26, 1997             /s/ Donald J. Amoruso
                                 --------------------------------
                                        Donald J. Amoruso
                                  (President, Chief Executive Officer and
                                  Chairman of the Board of Directors)
                               By

Dated:  June 26, 1997             /s/ Sheldon A. Buckler
                                 --------------------------------
                                        Sheldon A. Buckler
                                            (Director)
                               By

Dated:  June 26, 1997             /s/ George Bugliarello
                                 --------------------------------
                                        George Bugliarello
                                            (Director)
                               By

Dated:  June 26, 1997             /s/ Robert D. Dalziel
                                 --------------------------------
                                        Robert D. Dalziel
                                            (Director)

                                EXHIBIT INDEX

         2.1   Consolidated Plan of Reorganization Proposed by
               Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of February 8, 1996 (7)
         2.2 Stock Purchase Agreement, dated September 11, 1995, by and among the Company and the Lori Corporation, COMFORCE Corporation, et al. (6)
         3.1 Certificate of Incorporation of Spectrum Information Technologies, Inc., as amended (3)
         3.2 Amended and Restated By-laws of Spectrum Information Technologies, Inc., as amended effective December 29,
               1994 (5)
         3.3   Restated Certificate of Incorporation of the Company (9)
         3.4   Restated Bylaws of the Company (7)
         4.1 Specimen common stock certificate of Spectrum Information Technologies, Inc. (2)
         4.2 Specimen reorganized common stock certificate of Spectrum Information Technologies, Inc. (1)
         4.3 Specimen Class A Convertible Preferred Stock certificate of Spectrum Information Technologies, Inc. (1)
        10.1   Patent License Agreement between the Company and
               American Telephone & Telegraph Company (4)
        10.2   Purchase and Sale Agreement dated April 11, 1995 by
               and between the Company and Telular Corporation (5)
        10.3 Employment Agreement entered into between the Company and Donald J. Amoruso (5)
        10.4 Amendment to Employment Agreement between the Company and Donald J. Amoruso dated as of March 1, 1997 (1)
        10.5 Stock Option Agreement entered into between the Company and Donald J. Amoruso (5)
        10.6 Employment Agreement between the Company and Mikhail Drabkin dated as of January 21, 1996 (8)
        10.7 Amendment to Employment Agreement between the Company and Mikhail Drabkin dated as of May 23, 1996 (8)
        10.8   Employment Agreement between the Company and
               Richard duFosse dated as of January 18, 1996 (8)
        10.9   Amendment to Employment Agreement between the
               Company and Richard duFosse dated as of May 23, 1996 (8)
        10.10 Employment Agreement entered into between the Company and Christopher M. Graham (5)
        10.11 Stock Option Agreement entered into between the Company and Christopher M. Graham (5)
        10.12 Amendment to Employment Agreement between the Company and Christopher M. Graham dated as of December 7, 1995 (8)
        10.13 Employment Agreement between the Company and Barry J. Hintze dated as of April 27, 1995 (8)
        10.14 Amendment to Employment Agreement between the Company and Barry J. Hintze dated as of December 4, 1995 (8)
        10.15  Amendment to Employment Agreement between the Company and Barry J. Hintze dated as of May 16, 1997 (1)
        10.16  Employment Agreement entered into between the Company and Salvatore T.  Marino (5)

        10.17 Amendment to Employment Agreement between the Company and Salvatore T. Marino dated as of December 7, 1995 (8)
        10.18  Amended and Restated 1992 Stock Option Plan of the
               Company (5)
        10.19  Amendment to 1992 Stock Option Plan dated July 6, 1994 (5)
        10.20  Amendment to 1992 Stock Option Plan dated April 26, 1995 (5)
        10.21  Spectrum 1996 Stock Incentive Plan (7)
        10.22  Spectrum 1996 Incentive Deferral Plan (7)
        21.1   Subsidiaries of the Company (8)
        23.1   Consent of BDO Seidman, LLP (1)
        27.1   Financial Data Schedule (1)
        99.1   Disclosure Statement with Respect to the Consolidated
               Plan of Reorganization Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation, dated as of February 8, 1996 (7)

        (1)  Filed herewith.
        (2) Previously filed as an exhibit to the Company's Registration Statement on Form 10 dated April 10, 1987, and incorporated herein by reference.
        (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated herein by reference.
        (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, and incorporated herein by reference.
        (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

        (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed October 17, 1995, and incorporated herein by reference.
        (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K filed March 26 1996, and incorporated herein by reference.
        (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.
        (9) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 dated March 31, 1997, and incorporated herein by reference.

Spectrum Information Technologies, Inc. and Subsidiaries


                Index to Consolidated Financial Statements
                 And Financial Statement Schedule



Report of Independent Certified Public Accountants for the
  Years Ended March 31, 1997, 1996 and 1995                             F-2

Consolidated Balance Sheets as of March 31, 1997 and 1996         F-3 - F-4

Consolidated Financial Statements for Each of the Three
  Years in the Period Ended March 31, 1997

  Consolidated Statements of Operations                                 F-5

  Consolidated Statements of Stockholders' Equity (Deficit)             F-6

  Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                       F-8 - F-22

Schedule II - Valuation and Qualifying Accounts for Each of the
Three Years in the Period Ended March 31, 1997                         F-23

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Spectrum Information Technologies, Inc.
Purchase, New York

We have audited the accompanying consolidated balance sheets of Spectrum Information Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. We have also audited the schedule listed on the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Information Technologies, Inc. and subsidiaries at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(c) to the consolidated financial statements, the Company experienced significant losses from continuing operations for the three years ended March 31, 1995, largely due to professional fees incurred in defending itself in the numerous litigation cases discussed in Note 8 to the consolidated financial statements. Due to the continuing losses, litigation and other factors, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code on January 26, 1995. The Company's Plan of Reorganization under Chapter 11 was declared effective as of March 31, 1997. However, the Company has continued to generate losses from continuing operations while under bankruptcy protection and its ability to achieve management's plans raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plans in regard to these matters are described in Notes 1(a), 1(b) and 1(c) to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed herein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP



New York, New York
June 19, 1997

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


March 31,                                           1997             1996
-------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                      $ 3,132           $13,002
  Marketable securities                            2,176               873
  Accounts receivable (net of allowance for
    doubtful accounts of $86 in 1997 and $80
    in 1996)                                         288             1,437
    Prepaid expenses and other current assets        239               229
                                              --------------    ------------
      Total current assets                         5,835            15,541
                                              --------------    ------------

Property and equipment, at cost:

  Furniture, fixtures and equipment                  542               426
  Less - accumulated depreciation                   (334)             (222)
                                              --------------    ------------

      Net property and equipment                     208               204
                                              --------------    ------------


Intangible assets, net                                 -               360
                                              --------------    ------------


      Total assets                               $ 6,043           $16,105
                                              ==============    ============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except par value)


March 31,                                      1997              1996
-------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                          $    49           $ 3,643
  Accrued liabilities                         1,243             1,386
  Reserve for unpaid Chapter 11 claims          465                 -
                                           -------------     ------------
           Total current liabilities          1,757             5,029
                                           -------------     ------------


Reserve for Chapter 11 and other
 stock claims                                 2,125                 -
                                           -------------     ------------
Liabilities subject to compromise:
  Accounts payable and accrued liabilities        -             1,485
  Reserve for litigation                          -             4,719
  Reserve for restructuring                       -             2,067
  Net liabilities of discontinued
   operations                                     -               531
  Other liabilities                               -               185
                                           -------------     ------------
           Total liabilities subject to
           compromise                             -             8,987
                                           -------------     ------------
           Total liabilities                  3,882            14,016
                                           -------------     ------------


Commitments and contingencies

Stockholders' Equity:
 Class A Convertible Preferred Stock,
  $.001 par value, 1,500 shares
  authorized and 1,022 and none
  issued and outstanding,
  respectively                                    1                 -
 Common stock, $.001 par value,
  10,000 and 110,000 shares
  authorized and 1,022 and
  76,675 issued and outstanding,
  respectively                                    1                77

 Paid-in capital                             70,170            63,961
 Accumulated deficit                        (67,681)          (61,501)
                                           -------------     ------------
                                              2,491             2,537

 Treasury stock, 1 and 100 shares
  at cost, respectively                        (300)             (300)
 Unrealized loss on marketable
  securities                                    (30)             (148)
                                           -------------     ------------
           Total stockholders' equity         2,161             2,089
                                           -------------     ------------


           Total liabilities and
           stockholders' equity              $6,043           $16,105
                                           =============     ============

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)


Year ended March 31,                   1997            1996             1995
--------------------------------------------------------------------------------

Revenues:
  Licensing revenue                $  1,485         $ 7,937         $  1,331
  Merchandise sales, net                388             521            1,292
                                   -----------     ------------    -------------
        Total revenues                1,873           8,458            2,623
                                   -----------     ------------    -------------

Operating costs and expenses:
  Cost of revenues                     161              290              522
  Selling, general and
  administrative                     5,677            7,591           11,849
  Provision for restructuring            -                -              105
                                   -----------     ------------    -------------
        Total operating costs
         and expenses                 5,838           7,881            12,476
                                   -----------     ------------    -------------

Operating income (loss)              (3,965)            577            (9,853)
                                   -----------     ------------    -------------


Chapter 11 administrative
expenses                             (2,296)         (3,526)             (425)
                                   -----------     ------------    -------------


Other income (expense):
   Gain on Sale of Axcell
   Product Line                           -           1,616                 -
   Other income (expense), net          350             173              (395)
                                   -----------     ------------    -------------
   Total other income (expense),
   net                                  350           1,789              (395)
                                   -----------     ------------    -------------

Loss from continuing operations      (5,911)         (1,160)          (10,673)
                                   -----------     ------------    -------------


Discontinued operations:
   Loss from operations of Data
   Oneand Computer Bay                    -               -            (4,721)
   Gain (loss) on disposal of Data
   One and Computer Bay                 531           2,539              (118)
   Income from operations of
   Spectrum Global                        -             790               920
   Gain on sale of Spectrum Global        -             773                 -
                                   -----------     ------------    -------------
 Income (loss) from discontinued
  operations                            531           4,102            (3,919)
                                   -----------     ------------    -------------

Extraordinary loss on
extinguishment of debt                 (800)              -                 -
                                   -----------     ------------    -------------

Cumulative effect of change in
accounting principle                      -               -               316
                                   -----------     ------------    -------------
Net income (loss)                  $ (6,180)        $ 2,942         $ (14,276)
                                   ===========     ============    =============


Net (loss) income per common share:
   Loss  from continuing
   operations                        $(5.78)        $ (1.13)        $  (10.47)
   Income (loss) from
   discontinued operations                -             .77             (3.85)
   Gain on disposal of
   discontinued operations              .52            3.24                 -
   Loss on extinguishment of debt      (.78)              -                 -
   Gain on cumulative effect
   of change                              -               -               .31
                                    ------------    ------------    ------------

   Net income (loss)               $  (6.04)        $  2.88         $  (14.01)
                                    ============    ============    ============

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)
(Amounts in thousands)

                         Class A Convertible
                         Preferred Stock      Common Stock
                        ------------------   --------------

                                                             Paid-in Accumulated
                           Shares      $      Shares    $    Capital   Deficit

                        --------------------------------------------------------


Balance, March 31, 1994         -   $  1   $  75,983   $76   $63,178  $(50,167)

    Exercise of stock options   -      -         692     1       783         -
    Net loss                    -      -           -     -         -   (14,276)
    Unrealized loss on
       marketable
       securities               -      -           -     -         -         -
                        ------------------------------------------------------
Balance, March 31, 1995         -      -      76,675    77    63,961   (64,443)

    Net income                  -      -           -     -         -     2,942
    Unrealized loss on
      marketable
      securities                -      -           -     -         -         -
                        ------------------------------------------------------
Balance, March 31, 1996         -      -      76,675    77    63,961   (61,501)

    Net loss                    -      -           -     -         -    (6,180)
    Unrealized loss on
      marketable securities     -      -           -     -         -         -
    Issuance of Class
    A convertible
      preferred stock       1,022      1           -     -     6,133         -
    One for seventy five
    stock split                 -      -     (75,653)  (76)       76         -
                        --------------------------------------------------------
Balance, March 31, 1997     1,022   $  1       1,022  $  1   $70,170  $(67,681)
                        ========================================================





                             Treasury
                               Stock
                            -----------
                                            Unrealized
                                              Loss on
                              Shares   $    Marketable   Total
                                            Securities
                            --------------------------------------


Balance, March 31, 1994         100  $(300)     $ -     $12,787

    Exercise of stock option      -      -        -         784
    Net loss                      -      -        -     (14,276)
    Unrealized loss on
       marketable
       securities                 -      -     (196)       (196)
                            ------------------------------------
Balance, March 31, 1995         100   (300)    (196)       (901)

    Net income                    -      -        -       2,942
    Unrealized loss on
      marketable
      securities                  -      -       48          48
                            ---------------------------------------
Balance, March 31, 1996         100   (300)    (148)      2,089

    Net loss                      -      -        -      (6,180)
    Unrealized loss on
      marketable securities       -      -      118         118
    Issuance of Class
    A convertible
      preferred stock             -      -        -       6,134
    One for seventy five
    stock split                 (99)     -        -           -
                            ---------------------------------------
Balance, March 31, 1997           1  $(300)    $(30)     $2,161
                            =======================================
See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Year ended March 31,                         1997            1996       1995
--------------------------------------------------------------------------------

Cash flow from operating activities:
  Net income (loss)                        $(6,180)        $ 2,942    $(14,276)
  Adjustments to reconcile net
  loss to net cash used by
  continuing activities:
    Loss on extinguishment of debt             800               -          -
    Reserve for stock issuance               1,525               -          -
    Reserve for unpaid Chapter 11 claims       305               -          -
    Gain on liquidation of Data One           (531)              -          -
    Loss on sale of marketable securities      142               -          -
    Depreciation and amortization              138             341        603
    Gain on Chapter 7 conversion of
    Computer Bay                                 -          (2,539)         -
    Gain on sale of Global subsidiary            -            (773)         -
    Gain on sale of building                     -             (86)         -
    Gain on sale of Axcell product line          -          (1,616)         -
    Deferred income                              -            (850)      (825)
    Write-off of intangible assets             334               -          -
    Loss on sale of equipment                    -             221        274
    (Increase) decrease in:
      Accounts receivable                    1,077            (173)     1,197
      Prepaid expenses and other assets         59           1,719         45
    Increase (decrease) in:
      Accounts payable, accrued
      liabilities and other liabilities     (3,055)          3,518     (9,922)
      Liabilities subject to compromise     (2,972)           (160)     8,616
                                          -----------     ------------ ---------
        Net cash (used)
        provided by continuing
        operations                          (8,358)           2,544    (14,288)
        Net cash (used) provided by
        discontinued operations               (121)          (1,800)    17,536
--------------------------------------------------------------------------------
        Net cash (used) provided by
        operating activities                (8,479)             744      3,248
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of Axcell product line      -           3,000          -
  Proceeds from sale of Global subsidiary        -           4,549          -
  Proceeds from sale of building                 -             733          -
  Proceeds from sale of marketable securities  108               -      9,817
  Purchase of marketable securities         (1,504)              -          -
  Purchase of property and equipment          (116)            (33)       (88)
                                          -----------     ------------- --------
        Net cash (used) provided by
        continuing operations               (1,512)           8,249      9,729
        Net cash  used by discontinued
        operations                                -            (275)      (100)
--------------------------------------------------------------------------------
        Net cash (used) provided by
         investing activities               (1,512)           7,974      9,629
--------------------------------------------------------------------------------
Cash flow from financing activities:
  Decrease in debt financing, net                -               -       (151)
  Proceeds from exercise of stock
  options and warrants                           -               -        784
                                          -----------     ------------ ---------
        Net cash provided by
        continuing operation                     -               -        633
        Net cash used by discontinued
        operations                               -              (3)   (12,967)
--------------------------------------------------------------------------------
        Net cash used by financing
        activities                               -              (3)   (12,334)
--------------------------------------------------------------------------------
Net  (decrease) increase in cash
and cash equvalents                         (9,991)          8,715        543
Cash and cash equivalents, unrestricted,
 beginning of year                          13,123           4,408      3,865
                                          -----------     ------------ ---------
Cash and cash equivalents, unrestricted,
 end of year                                 3,132          13,123      4,408
Cash and cash equivalents,
restricted                                       -               -        288
--------------------------------------------------------------------- ----------
Total cash and cash equivalents, end of year
 (including cash amounts in net assets
  of discontinued operations)             $  3,132         $13,123    $ 4,696
                                          ===========     =========== ==========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements




1.  Summary of Significant Accounting Policies

    (a) Business
        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum") and its subsidiaries (collectively, the "Company"), own a portfolio of patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's new management has been implementing strategies to resolve the many financial, legal and litigation problems inherited from prior years and to refocus the business direction of the Company. While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the "legacy business"), Spectrum's business objective is to become a key provider of value-added remote access communications software and related products.

        Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (cellphone software drivers and cables) and markets them to some of the Company's licensees. These two components - development and marketing of activation kits and technology licensing - are the current sources of operating revenues.

        Spectrum hired two senior technologists at the end of fiscal 1996 to formulate product strategy and to implement product development plans consistent with Spectrum's new strategy. The Company is currently adding engineering staff through new hires or by outsourcing technical consultants with the necessary skills to support the business objectives.

        The Company expects to continue to experience operating losses while it (i) considers options regarding its legacy business and (ii) attempts to successfully develop and market a new line of remote access communications software and related products to increase revenues.

        As part of refocusing the Company, beginning in January
        1995, when Spectrum and three of its subsidiaries filed petitions for relief under Chapter 11 of Federal Bankruptcy Code, and continuing throughout the fiscal year ended March 31, 1997, Spectrum's management restructured the Company to focus on its core business and new business strategy. As part of the restructuring, Spectrum closed one of its unprofitable subsidiaries, Computers Unlimited of Wisconsin, Inc. d/b/a Computer Bay ("Computer Bay") the liquidation of which is under the supervision of the bankruptcy court, and sold a second wholly-owned subsidiary, Spectrum Global Services, Inc., a Delaware corporation ("Spectrum Global"), effective October 17, 1995 (Note 2). Spectrum Global had not filed for bankruptcy and was not essential to Spectrum's core business or current business strategy. The Company has also significantly downsized its Spectrum Cellular Corporation ("Cellular") subsidiary in Texas. In July 1995, the Company also sold its non-profitable AXCELL(R) cellular interface product line and certain related patent rights to Telular Corporation ("Telular"). In fiscal 1992, Spectrum had licensed these patent rights from Telular. In management's opinion, AXCELL(R) was being replaced in the market by the Company's direct connect technology. Management therefore did not believe that AXCELL(R) was a viable product in the long run and was inconsistent with management's strategy. In October 1996, the Company liquidated a fourth wholly-owned subsidiary, Dealer Services Business Systems, Inc., a Delaware corporation ("Data One") (Note 2).

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



        The Company consummated its plan of reorganization on March 31, 1997 (Notes 1(b) and 8). As part of the plan of reorganization, the Company consolidated Spectrum's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity (Notes 1(b) and 8).

    (b) Bankruptcy Proceedings
        On January 26, 1995 (the "Petition Date"), as part of management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors (Note 8).

        In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan (the "Effective Date"). The Plan, as approved by the Bankruptcy Court, provided for the following:

        (i) Full payment of all general unsecured and priority claims plus 6% interest per annum from the filing date thereon totaling approximately $2,954,000.

        (ii) $300,000 of common stock to be issued to the trustee of Computer Bay as a portion of the settlement of the trustee's claim. The number of shares issued in May 1997, 66,667, was determined based on the average bid or reported low price of the reorganized common stock for the last five business days preceding the thirty-first day following the Effective Date of the Plan set forth in the Bankruptcy Court approved settlement agreement. This amount has been recorded as a reserve for Chapter 11 claims to be paid in stock.

        (iii) $112,000 of common stock to be issued to the Company's former financial advisor in settlement of an administrative claim. The number of shares issued in May 1997, 24,939, was determined based on the average bid or reported low price of the reorganized common stock for the last five business days preceding the thirty-first day following the Effective Date of the Plan as set forth in the Bankruptcy Court approved settlement agreement. This amount has been recorded as a reserve for Chapter 11 claims to be paid in stock.

        (iv) The settlement of the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class.

        This resulted in a total of 1,089,006 shares of Class
        A Convertible Preferred Stock to be granted to the class. These shares were recorded at their fair value of $6,434,000. 1,022,339 of these shares were recorded as Class A Convertible Preferred Stock and paid-in capital since they were issued on the Effective Date.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



        The remaining 66,667 shares were issued in May 1997 and therefore recorded as a reserve for Chapter 11 claims to be paid in stock.

        (v) A 75 to 1 reverse stock split for all outstanding shares of the Company's common stock on the Effective Date of Plan.

        (vi) Success bonus payable of $300,000 in cash and approximately 227,000 shares of reorganized common stock pursuant to the incentive plans discussed in Note 4. The shares were valued at $1,363,122. This value was recorded as a reserve for Chapter 11 claims to be paid in stock. The cash portion is recorded as an accrued liability.

        (vii) Waiver and non-payment of approximately $1,082,000 of accrued professional fees approved by the Bankruptcy
        Court.

        As a result of the consummation of the Plan and the consummation of the liquidating plan of reorganization of Data One, the Company recorded an extraordinary loss of approximately $800,000 calculated as follows:

           Liabilities subject to compromise
           at March 31, 1996 (excluding
           Data One because a separate
           liquidating plan of
           reorganization was consummated
           on October 14, 1996 resulting
           in a gain on disposal of $531,000)   $ 8,456,000

           Waiver and non-payment of accrued
           professional fees                      1,082,000

           Class Action settlement               (6,684,000)

           General unsecured and priority
           claims plus interest and
           reserve for disputes                  (3,654,000)
                                                 ----------
           Total extraordinary loss on
           extinguishment of debt                $ (800,000)
                                                 ==========


    (c) Basis of Presentation
        The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Company continues to monitor expenses in order to conserve cash and is assessing alternatives to address the continued negative cash flow associated with its legacy business. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The financial statements for the years ended March 31, 1997, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 8).

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

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    (e) Principles of Consolidation
        The accompanying consolidated financial statements include the accounts and results of operations of the Company's wholly owned subsidiary, Cellular. Its three former subsidiaries, Data One (through October 4, 1996 when the subsidiary was liquidated in Chapter 11), Computer Bay (through May 25, 1995 when its bankruptcy was converted to a liquidation under Chapter 7) and Spectrum Global (through October 17, 1995 when it was sold) have been reflected as discontinued operations for all periods presented (Note 2). All significant intercompany accounts and transactions have been eliminated in consolidation.

    (f) Cash and Cash Equivalents
        Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

    (g) Marketable Securities
        The Company adopted Statement of Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", resulting in a change in the way the Company values its investments. Under this pronouncement, since the Company does not have the positive intent to hold its investments to maturity, they are classified as available-for-sale and carried at fair value. Unrealized holding gains and losses (determined by specific identification) on investments classified as available-for-sale, would be carried as a separate component of stockholders' equity. The cumulative effect as of April 1, 1994 of adopting this change resulted in an increase in income of approximately $316,000. Additionally, there was no tax effect based upon the adoption of SFAS No. 115 due to the Company's substantial net operating loss carryforwards.

    (h) Revenue Recognition
        Deferred revenue on licensing agreements is recognized when earned based on each individual agreement. Sales of product are recognized upon shipment to the customer.

    (i) Property and Equipment
        Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 5 to 7 years.

    (j) Intangible Assets
        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) as of April 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long lived assets and certain identifiable intangibles to be disposed of.

        The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on the Company's current business objectives and expected long range potential of the legacy business, the Company has determined that the carrying amount of its intangible assets may not be recoverable and as a result wrote-off the entire carrying amount of approximately $334,000.

    (k) Licensing Agreements
        The Company entered eight new non-exclusive license agreements and renewed or renegotiated ten prior non-exclusive agreements during fiscal 1997, and entered one non-exclusive license agreement and renegotiated and consolidated two prior non-exclusive agreements during fiscal 1996, pursuant to which it licensed others to utilize Spectrum's patented technology. The license agreements (except for one cross-license agreement) require up-front license fees or ongoing royalty obligations, or a combination thereof.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



         The Company is also required to repay a license fee that it received pursuant to a license agreement that it entered during fiscal 1994 with Rockwell International from a portion of the royalties the Company may receive from license agreements with Rockwell customers. For fiscal 1997, the Company repaid $103,748 and in fiscal 1996 the Company repaid $62,484.

         For the fiscal year ended March 31, 1997, the Company has included revenues of approximately $25,000 in licensing revenues and approximately $1,460,000 in royalties pursuant to license agreements that it entered during fiscal 1997 and earlier. For the fiscal year ended March 31, 1996, the Company has included revenues of approximately $6,821,000 in licensing revenues and approximately $1,116,000 in royalties pursuant to license agreements that it entered during fiscal 1996 and earlier. Included in license revenues is a one time fee of $6,000,000 pursuant to a licensing settlement agreement with U.S. Robotics.

    (l) Research and Development Expenses
        Research and development expenditures are recorded as period costs when incurred. Such expenses were approximately
        $1,252,000, $366,000 and $306,000 in 1997, 1996 and 1995,
        respectively.

        Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed.

    (m) Income (Loss) Per Common Share
        The computation of income (loss) per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of income (loss) per share for 1997, 1996 and 1995 are approximately 1,022,000, 1,022,000, and 1,019,000, respectively. Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive. All references in the consolidated financial statements with regard to average number of shares have been calculated giving retroactive effect to the reverse stock split discussed in Note 1(b)(v).

    (n) Recent accounting pronouncement
        In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

2.  Dispositions

    Computer Bay

    Due to Computer Bay's continuing losses and loss of market share, the Company officially discontinued the operations of the Computer Bay subsidiary on January 25, 1995. Accordingly, Computer Bay has been reported as a discontinued operation, effective January 25, 1995, and the consolidated financial statements have been reclassified to report separately the operating results of the subsidiary for all periods presented. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay was transferred from the Company to the Computer Bay trustee. As a result, the Company recorded a gain of $2,539,000 by writing off the net

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    liabilities of Computer Bay. The Computer Bay trustee filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. The Company settled this claim for a $600,000 allowed cash claim and $300,000 allowed stock claim. (Notes 1(b) and 11).

    The following table summarizes the net liabilities of Computer Bay for the period presented:

                                           May 25, 1995
----------------------------------------------------------
                                          (Amounts in thousands)
Cash                                      $     218
Restricted cash                                 291
Accounts receivable                           1,078
Income taxes receivable                         409
Property and equipment                          100
Other assets                                    129
Accounts payable                             (3,368)
Other liabilities                            (1,396)
                                         -----------------
           Net liabilities                  $(2,539)
                                         =================

    Computer Bay generated revenues of approximately $59,921,000 resulting in a net loss of approximately $4,721,000 for the year ended March 31,1995.

    Data One

    Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors (Note 8). The consummation of the Plan resulted in a gain on disposal of $531,000 to be recorded by the Company.

    The following table summarizes the net liabilities of Data
    One.

March 31,                                       1996

-------------------------------------------------------------
                                          (Amounts in thousands)

Cash                                              $  121
Accounts receivable                                   10
Other assets                                           2
Accounts payable                                    (144)
Deferred income                                     (253)
Reserve for discontinued operations                 (157)
Other liabilities                                   (110)
                                         ---------------------
    Net liabilities                               $ (531)
                                         =====================

    Spectrum Global

    Effective October 17, 1995, the Company sold its Spectrum Global subsidiary for net proceeds of approximately $4,549,000, after expenses of $325,000, to certain former members of management. Spectrum Global was acquired in fiscal 1994 from the nephew of the former President of the Company for

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    approximately $4,120,000. Spectrum Global has been reported as a discontinued operation for all periods presented.

    The following table summarizes the net assets of Spectrum Global Services, Inc. for the period presented:

                                          October 17, 1995
----------------------------------------------------------
                                          (Amounts in thousands)
Cash                                      $   1,227
Accounts receivable                           1,899
Other assets                                  2,237
Accounts payable                               (243)
Other liabilities                              (117)
                                         -----------------
           Net assets                     $   5,003
                                         =================

    The following table summarizes the results of discontinued operations of Spectrum Global for the periods presented:

                      Years ended March 31,
                      -------------------------------------
                                     1996             1995
-----------------------------------------------------------
                      (Amounts in thousands)
Total revenues                     $6,877           $9,003
Net  income                        $  790           $  920



3.  Investment in Marketable Securities

    As of March 31, 1997, the Company's equity reflects a charge of $30,000, which represents the recognition of unrealized holding losses for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. The realized loss from sales of available-for-sale securities for the year ended March 31, 1997 was approximately $142,000.

    Marketable securities as of March 31, 1997 were comprised of investments in government securities which consisted primarily of U.S. Treasury Notes. The aggregate cost, fair value and unrealized holding losses for U.S. Treasury Notes held at March 31, 1997 and 1996, are as follows:


                                          Aggregate  Gross Unrealized
                          Cost Basis     Fair Value  Holding Losses

-----------------------------------------------------------------
March 31, 1997:                  (Amounts in thousands)


Government securities,
maturing between
1 and 3 years                $2,206         $2,176          $(30)
                        ============================================

March 31, 1996:

  Equity Securities            $250           $106         $(144)
  Government securities,
  maturing
  between 1 and 5 years         702            698            (4)

Other                            69             69             -
                        --------------------------------------------
                             $1,021           $873         $(148)
                        ============================================

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



4.  Stockholders' Equity

    (a) Class A Convertible Preferred Stock
        Shares of Class A Convertible Preferred Stock are convertible to common stock on a one-to-one basis upon the request of the holder and automatically convert to common stock on March 31, 1999. Until March 31, 1999, holders of such shares shall have liquidation preference in bankruptcy and have the same voting rights as the common stockholders.

    (b) Stock Option Plans
        The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

        SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were no stock options granted during the two years ended March 31, 1997. The effect of the adoption of the accounting provisions of Statement No. 123 on the Company's net income and earnings per share was not material.

    (i) 1991 and 1992 Stock Option Plans

        The Company has two Stock Option Plans (the "1991 and 1992 Plans") covering the issuance of incentive and non-qualified stock options to key employees, consultants and nonemployee directors of the Company and its subsidiaries. The aggregate number of shares of common stock granted under the 1991 and 1992 Plans is 294,560 shares. The exercise price of each option is determined by the Plan committee, and shall not be less than 100% of the fair market value of a share of Common Stock at the time such stock options are granted. Vesting periods for options granted under the 1991 and 1992 Plans range from 1 to 10 years with certain plans providing for exercise on the date of grant. Additional information follows:

                                                               Weighted
                                                               Average
                                            Shares Subject     Exercise
                                              to Options       Price
                                            -------------      -----------
Outstanding at March 31, 1994,
    at $84.38-$731.25 per share                100,079          $149.35
    Granted at $75.00 - $337.50 per share       34,891          $175.94
    Extinguished at $84.38 - $731.25 per
    share                                      (30,339)         $198.26
    Exercised at $84.38 - $105.00 per share     (9,238)         $ 84.75
                                            --------------     ----------
Outstanding at March 31, 1995 and 1996 at
   $75.00-$234.38 per share                     95,393          $149.78
   are Extinguished at $84.38 - $234.38
   per share                                   (41,496)         $119.14
                                              ------------------------
Outstanding at March 31, 1997
 at $75.00 - $337.50 per share                  53,897          $173.37
                                              ========================

        The following table summarizes information about stock options outstanding at March 31, 1997:

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



Range of          Outstanding and    Weighted Average  Weighted Average
Exercise          Excercisable at    Contractual Life  Exercise Price
Prices            March 31, 1997      (Years)

-------------------------------------------------------------------

$75.00 to $337.50    32,417               2.18            $168.08
$84.38 to $324.75     9,212               3.49            $129.02
$84.38 to $225.00     8,935               6.80            $177.08
                 --------------
                     50,564               3.23            $173.37
                 ==============


   (ii) 1996 Stock Incentive Plan and 1996 Incentive Deferral Plan As part of a Bankruptcy Court approved success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company will also issue Reorganized Spectrum Common Stock pursuant to the two incentive compensation programs described in the Company's Plan of Reorganization. The 1996 Incentive Deferral Plan authorizes the issuance of 207,925 shares of Reorganized Spectrum Common Stock to officers and employees who were in the employ of the Company on the Effective Date, March 31, 1997. In April 1997 the Company awarded 192,790 of the 207,925 authorized shares. The distribution of stock to the officers and employees pursuant to the Plan shall be distributed in three equal semi-annual installments beginning in August 1997. The 1996 Stock Incentive Plan authorizes the issuance of 34,077 shares of Reorganized Spectrum Common Stock to non-executive directors who were in the employ of the Company on the Effective Date, March 31, 1997. Except for 300 shares that were distributed to the directors on the Effective Date pursuant to the Plan, the distribution of stock to the directors shall be distributed in three equal semi-annual installments beginning in June 1998. These shares were recorded at their fair value of $1,363,000. Also, under the Stock Incentive Plan, employees, officers and directors will be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of 242,002 shares.

5.  Concentrations of Credit Risk, Fair Value of Financial
    Instruments and Major Customers

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

    During the fiscal years ended March 31, 1997 and March 31, 1996, sales to SMART Modular Technologies (including its recently acquired subsidiary Apex Data, Inc.) and Global Village Communications accounted for approximately 55% and 27%, respectively, of the Company's merchandise sales. During the fiscal year ended March 31, 1995 sales to OKI Telecom accounted for approximately 39% of the Company's merchandise sales.



6.  Commitments and Contingencies

    The Company leases office space and certain equipment under operating leases. Total rent expense for 1997, 1996, and 1995 was approximately $173,000, $121,000 and $353,000, respectively.

    Future minimum annual rental commitments for all noncancellable operating leases are as follows:

      Years Ended March 31,
      --------------------------------------------
                      (Amounts in thousands)
    1998                              $     154
    1999                                     61
    2000                                     14
    --------------------------------------------

    Total                             $     229
                            ====================

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    The Company has entered into employment agreements (the "Employment Agreements") with certain officers and employees. Under the terms of the Employment Agreements, these officers are to receive annual salaries of approximately $1,291,000 in the aggregate and certain employee benefits. The Employment Agreements provide that if the Company discharges any of these individuals without cause, the discharged individual will be entitled to full compensation, including participation in all benefit programs, for periods of up to one year. The Bankruptcy Court approved the Company's assumption of these Employment Agreements. Certain Employment Agreements provide that certain employees are entitled to an annual bonus to be paid in cash or common stock based on the pretax profits of the Company in an amount established at the discretion of the Board of Directors of the Company.


7.  Income Taxes

    Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:

March 31,                                   1997         1996

------------------------------------------------------------------
                                       (Amounts in thousands)

Net operating loss carryforwards       $26,673            $25,158
Reserve for employee stock compensation    545                  -
Reserve for litigation                       -              1,888
Reserve for restructuring                    -                827
Reserve for discontinued operations          -                 70
Other                                      106                 67
----------------------------------------------------------------------
                                       $27,324         $   28,010
Valuation allowance                    (27,324)           (28,010)
-------------------------------------------------     ----------------
                                       $     -             $    -
                                  ===============     ================


    Given the developmental stage of the Company's business strategy and the expectation of continued operating losses for the foreseeable future, it is unknown as to whether the benefit of any of the deferred tax assets will be realized. Therefore, at March 31, 1997 and 1996, the Company recorded a deferred tax asset with a valuation allowance of equal value. The change in the valuation allowance for the three years in the period ended March 31, 1997 was $ 686,000, $264,000 and $2,110,000.

    The Company's net operating loss carryforwards on March 31, 1997 were approximately $66,683,000. These net operating loss carryforwards expire between 1999 and 2012 with approximately
    $3,916,000 expiring in 2012.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



8.  Litigation

    Bankruptcy Proceedings
    On January 26, 1995 (the "Petition Date"), the Company and three of its four operating subsidiaries (Computer Bay, Data One and Cellular) filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"), Case Nos. 195 10690 260, 195 10691 260, 195 10692
    260 and 195 10693 260, respectively (the "Chapter 11 case"). A fourth subsidiary at the time, Spectrum Global Services, Inc., did not file for bankruptcy protection. On February 8, 1995, the United States Trustee appointed an Official Committee of Unsecured Creditors to represent the creditors of Spectrum, Data One and Cellular (the "Committee"), and another committee for Computer Bay to represent the interests of all unsecured creditors whose claims arose before the Petition Date. No other committees were appointed. On May 25, 1995, the Bankruptcy Court, upon motion by the Debtors, converted the Computer Bay proceeding to a case under Chapter 7 of the Bankruptcy Code. A trustee has been appointed to oversee liquidation of the Computer Bay assets. Data One consummated a separate plan of liquidation under Chapter 11 on October 4, 1996.

    In March 1996, the United States Bankruptcy Court approved the Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization (the "Plan") Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation (collectively, the "Company") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation were substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. The effective date of the Plan was March 31, 1997 (the "Effective Date"). On the Effective Date, total cash distributions for unsecured claims, class action claims, administrative claims and priority claims in connection with consummation of the Plan were approximately $3.9 million, as described in more detail below. A few outstanding claims remain that the Company is attempting to reconcile. The Company does not believe the reconciliation of such claims will result in additional material payments to creditors.

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

    The Plan provided all administrative creditors with full payment (unless a lesser amount was agreed upon or ordered by the Bankruptcy Court), settled all material litigation pending against the Company and provided all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the bankruptcy filing date thereon. It also settled the class action lawsuits of approximately $676,000,000 filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although existing Spectrum shareholders were substantially diluted under the terms of the Plan, such shareholders obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. This held true even after the issuance of $300,000 of stock (66,667 shares) to the Chapter 7 trustee of Computer Bay in connection with the settlement of his claim and after the issuance of approximately $112,000 (24,939 shares) of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. The Company authorized these stock distributions on May 5, 1997. The Plan also called for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

    The Company amended its certificate of incorporation and by-laws on the Effective Date. The Amended Certificate contains certain provisions affecting the rights of shareholders, corporate governance, and the

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    transferability of Class A Convertible Preferred Stock and Reorganized Spectrum Common Stock (as defined below). Under the amended certificate of incorporation, the authorized capital stock of the Company shall be comprised of (i) 10 million shares of reorganized Spectrum common stock ("Reorganized Spectrum Common Stock"), (ii) 1.5 million shares of Class A convertible preferred stock reserved for issuance in connection with the settlement of the Class Action that was filed against the Company in 1993 ("Class A Convertible Preferred Stock") and (iii) 2 million shares of preferred stock ("Preferred Stock"). A description of the amount of shares that will be issued within each class is set forth below.

    Issued and outstanding shares of the Company's existing common stock were canceled on the Effective Date and replaced with one (1) share of Reorganized Spectrum Common Stock for each seventy-five (75) shares of existing common stock. The Company previously had authorized 110 million shares of common stock, of which approximately 76.7 million had been issued and were outstanding on the Effective Date. Therefore, approximately 1 million shares of Reorganized Spectrum Common Stock were issued to existing shareholders on the Effective Date. An additional 66,667 shares ($300,000) of Reorganized Spectrum Common Stock was issued to the Computer Bay trustee in connection with the settlement of his claim (collectively, the Reorganized Spectrum Common Stock issued to existing shareholders and the Computer Bay trustee is defined as "Distributable Common Stock"). The Company also issued 24,939 shares (approximately $112,000) of stock to the Company's former financial advisor in connection with the settlement of its administrative claim. The Company authorized these stock distributions on May 5, 1997. Stock options issued under the Company's previously existing stock option plans were reverse split at a seventy-five (75) to one (1) ratio and repriced accordingly (i.e., a $1.00 exercise price was adjusted to a $75.00 exercise price).

    Pursuant to the Class Action Settlement, the Company issued approximately 1,089,000 shares of Class A Convertible Preferred Stock (valued at approximately $6,434,000) equal to the number of shares of Distributable Common Stock. The Class A Convertible Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock at the expiration of two years.

    As part of a bankruptcy court approved success bonus to employees, officers and all non-executive directors for effecting a confirmed plan of reorganization, the Company issued Reorganized Spectrum Common Stock pursuant to the two incentive compensation programs described in the Plan, the Spectrum 1996 Stock Incentive Plan and the Spectrum 1996 Incentive Deferral Plan, which collectively authorize the issuance of an aggregate number of shares of Reorganized Spectrum Common Stock equal to one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Convertible Preferred Stock (i.e., 10% of the reorganized Spectrum equity ownership) to directors, officers and employees of the Company on the Effective Date. Except for 300 shares of Reorganized Spectrum Common Stock that were distributed to non-executive directors on the Effective Date, the stock issued to directors, officers and employees pursuant to such incentive programs shall be distributed in three equal semi-annual installments following the Effective Date. Under the Stock Incentive Plan, employees, officers and directors will also be eligible to receive future grants of performance based incentive awards with respect to an aggregate number of shares equal to an additional one-ninth (1/9) of the aggregate number of shares of Distributable Common Stock and Class A Convertible Preferred Stock. Also, as set forth in the Plan, the Company distributed a $300,000 success bonus among all employees involved in the development and implementation of the Plan.

    The details of the Plan, the recapitalization, and the Company's by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. The Company's amended certificate of incorporation is contained in the Company's Registration Statement on Form S-8 dated March 31, 1997.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



  Securities Related Proceedings

    On February 9, 1994, the class action filed against the Company and two of its former officers in May 1993 (In re Spectrum Information Technologies, Inc. Securities Litigation, United States District Court for the Eastern District of New York, Civil Action No. 93-2295) (the "Class Action Suits") was supplemented (i) to extend the end of the class period from May 21, 1993 to February 4, 1994, (ii) to add additional claims against Spectrum and the individual defendants, and (iii) to add certain of its then officers as party defendants. In April 1994, a Second Consolidated Amended Class Action Complaint was filed adding additional employees as party defendants. The class and certain subclasses were certified. A similar putative class action filed in the United States District Court for the Southern District of Texas was transferred and consolidated with the Class Action Suits.

    The plaintiffs in the Class Action Suits claimed to have purchased the Company's securities at prices which the Company and the individual defendants allegedly artificially inflated by, among other things: (i) misrepresenting the potential value of the patent license agreement the Company entered into with AT&T; (ii) improperly accounting for revenues and expenses in connection with certain license and advertising agreements; (iii) failing to disclose the existence of an inquiry initiated by the Securities and Exchange Commission (the "SEC"); and (iv) making misleading statements regarding the employment of John Sculley. In addition, there were claims against certain of the individual defendants for improper insider trading.

    On July 20, 1994, the Company, certain of its then officers and directors, and two former officers and directors were served with a class action complaint. The complaint asserted that Spectrum knowingly or recklessly made material false statements or omitted material facts in its financial reporting relating to Computer Bay prior to announcing the restatement of earnings for the fiscal year 1992 and the first three quarters of fiscal 1993 to correct inaccurate accruals of certain items into income. For pretrial and settlement purposes, this litigation was consolidated with the Class Action Suits described above.

    In November 1995, the Company announced that an agreement in principle had been reached on a framework for settlement of the Class Action Suits (the "Class Action Settlement"). District Court approval of the Class Action Settlement was required for the Company to consummate its Plan of Reorganization. Delays obtaining this approval delayed the effective date of Spectrum's plan of reorganization, which was confirmed in August 1996. The Class Action Settlement was approved by the District Court on February 28, 1997, and the Company consummated its Plan of Reorganization on March 31, 1997.

    Under the terms of the Class Action Settlement and Plan, the Company will issue to the plaintiffs a number of shares of its Class A Convertible Preferred Stock equal to the number of shares of Distributable Common Stock that was distributed to Spectrum's stockholders and certain creditors following confirmation of the Plan. In addition, under the Class Action Settlement, the plaintiffs were to receive the proceeds, net of certain fees and expenses, from insurance policies worth $10 million covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action plus $250,000 from the Company.

    The issuers of insurance policies representing $6 million out of the $10 million of the insurance available to the class plaintiffs pursuant to the Class Action Settlement disclaimed coverage. On July 15, 1996, the District Court issued a decision favorable to the Company in this coverage dispute. The insurance carriers and the plaintiff class settled this dispute when the carriers agreed to contribute $5.4 million of disputed coverage to the settlement. (See Other Proceedings).

    In May 1993, the SEC initiated a confidential and informal fact gathering inquiry apparently directed toward statements the Company purportedly made regarding the potential value of the patent license agreement it had entered into in fiscal 1994 with AT&T. On December 6, 1993, following the Company's dismissal of its outside auditors, the SEC issued a formal order of investigation. In April 1996, the SEC staff informed the Company that it intended to commence an administrative proceeding to determine whether during 1993 the

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    Company had violated certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements it entered into during fiscal 1994. In April 1996, the Company's current management began discussions with the SEC to resolve the SEC's ongoing investigation. During these discussions the SEC informed the Company that it intended to add alleged violations of the registration provisions of the Securities Act of 1933 in the administrative proceedings. During May 1997, the SEC and Spectrum reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. Spectrum neither admitted nor denied the SEC's findings, which relate in part to the Class Action Suits. The SEC did not seek monetary penalties and recognized that Spectrum's current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation.

    As part of the order, the SEC found that in 1992 Spectrum violated the registration provisions of the Securities Act of 1933 when Spectrum controlled the issuance and exercise of stock options and the sale of underlying shares without having a valid registration statement in effect for these shares. The SEC also found that Spectrum, through the actions of certain former officers, violated the anti-fraud, reporting and record-keeping provisions of the federal securities laws in connection with the false and misleading accounting treatment for license fees pursuant to certain intellectual property license agreements that it entered in 1993.

    In connection with this investigation, Salvatore T. Marino, a current employee and former officer of the Company informed the Company in April 1996 that the SEC staff intended to commence a proceeding against him for violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during fiscal 1994 and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. Mr. Marino has denied any wrongdoing and responded to the staff's allegations. Upon learning of the SEC staff's position and pending resolution of this issue, the Company removed Mr. Marino as an executive officer. Mr. Marino is represented by independent counsel in this matter.

    The United States Attorney's Office for the Eastern District of New York has previously informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

  Other Proceedings

    On July 21, 1995, The Home Insurance Company of Illinois ("The Home"), the Company's former directors' and officers' primary insurance carrier, commenced an adversary proceeding (the "Home Action") in the Company's bankruptcy proceeding. The Honorable Frederick Block, United States District Judge of the District Court, subsequently withdrew the reference with respect to the Home Action such that the litigation was heard before him. The Home sought to rescind a renewal of a directors' and officers' liability and company reimbursement policy issued in June 1993 to the Company for the benefit of its directors and officers (the "Renewal Policy") and alleged certain material misrepresentations and/or omissions in the application for the Renewal Policy. The Home also sought a declaration that coverage is not afforded under the Renewal Policy for the claims made against the policy by the Company and certain of its officers and directors.

     In addition to the primary policy, the Company obtained three excess policies for the insurance year at issue in the Home Action. Two of the excess carriers, the Agricultural Excess and Surplus Insurance Company ("AESIC") and The Aetna Casualty and Surety Company ("Aetna") intervened in the Home Action. AESIC

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    agreed to be bound by any final judicial resolution regarding
    The Home (a similar agreement was previously reached with the third excess carrier).

    On July 15, 1996, the District Court ruled against the insurance carriers in their attempt to rescind the directors' and officers' insurance policies at issue in the Home Action. The Court also ruled that any losses in the Class Action Suits related to Spectrum's February 1994 restatement of earnings would be covered by the policies at issue. The Court concluded that it could not decide, based on the record before it, whether the policies at issue would cover claims in the Class Action Suits related to alleged insider trading by certain of the Company's former officers and alleged misstatements regarding John Sculley's employment with the Company. The insurance carriers appealed certain aspects of the decision.

    Notwithstanding the appeal, the parties to the Class Action Suits and the insurance carriers agreed to and implemented the Class Action Settlement on March 31, 1997. The insurance carriers and the plaintiff class later settled the Home Action when the carriers agreed to contribute $5.4 million of disputed coverage to the Class Action Settlement.

    From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

   9.  Statements of Cash Flows

                                       Years ended March 31,

                                  ------------------------------------
                                      1997          1996          1995
                                  ------------------------------------

                                       (Amounts in thousands)


Supplemental disclosures of cash flow information:
  Cash paid during the year for
   interest                          $   -    $     -    $          25
  Cash paid during the year for
   income taxes                      $   3    $     2    $          44


Non-cash transactions:
  Stock issuance to Class Action
  Plaintffs                          $ 6,434  $     -    $           -
  Stock reserved for Computer Bay
  Trustee                            $   300  $     -    $           -

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements





     Spectrum Information Technologies, Inc. and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts
         For the Years Ended March 31, 1997, 1996 and 1995


                                                          Additions
                                                 Balance at        Charged to
                                                  Beginning         Costs and
          Description                              of Period         Expenses
---------------------------------              -------------     -------------

                                                 Year Ended March 31, 1995
   Allowance for Doubtful Accounts Receivable   $  80,293          $ -
   Reserve for Inventory Obsolescence           $ 100,310          $ -

                                                 Year Ended March 31, 1996
   Allowance for Doubtful Accounts Receivable   $  80,293          $ -
   Reserve for Inventory Obsolescence           $ 100,310          $ -


                                                 Year Ended March 31, 1997
   Allowance for Doubtful Accounts Receivable   $ 80,293           $ 5,606
   Reserve for Inventory Obsolescence           $ 46,076           $50,000


                                                                    Balance at
                                          Write-                      End of
                                           offs          Other        Period
                                       ------------   ------------ -------------

   Allowance for Doubtful
   Accounts Receivable                   $ -           $ -           $ 80,293
   Reserve for Inventory
   Obsolescence                          $ -           $ -           $100,310

   Allowance for Doubtful
   Accounts Receivable                   $ -           $ -           $ 80,293
   Reserve for Inventory
   Obsolescence                          $ (54,234)    $ -           $ 46,076

   Allowance for Doubtful
   Accounts Receivable                   $ -           $ -           $ 85,899
   Reserve for Inventory
   Obsolescence                          $ -           $ -           $ 96,076