Form 10-Q
period 1997-06-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1997-08-12
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1997

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _______________


                  Commission File Number 0-15596


             SPECTRUM INFORMATION TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)



    Delaware                                    75-1940923
  (State of                                   (I.R.S. Employer
  incorporation)                             Identification No.)

 2700 Westchester Avenue, Purchase, New York        10577
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
YES  X   NO
    ---     ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X   NO
    ---     ---

As of July 30, 1997, the registrant had outstanding approximately
1,127,000 shares of its Common Stock, par value $.001 per share.

        SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                               FORM 10-Q
                             JUNE 30, 1997

                                 INDEX



PART I.  FINANCIAL INFORMATION                          Page No.

Consolidated Balance Sheets                                 1

Consolidated Statements of Loss                             3

Consolidated Statements of Cash Flows                       4

Notes to Consolidated Financial Statements                  5

Management's Discussion and Analysis of
Financial Condition and Results of Operations               7



PART II.  OTHER INFORMATION                                 14

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Assets                            June 30, 1997    March 31, 1997
                                    (Unaudited)
-----------------------------------------------------------------
Current assets:
  Cash and cash equivalents             $ 1,846           $ 3,132
  Marketable securities                   2,195             2,176
  Accounts receivable
   (net of allowance for
   doubtful accounts of $86)                172               288
  Prepaid expenses and other
   current assets                           344               239
                                      ---------         ---------
      Total current assets                4,557             5,835
                                      ---------         ---------

Property and equipment, at cost:
Furniture, fixtures and equipment           556               542
Less - accumulated depreciation            (365)             (334)
                                      ---------         ---------
      Net property and equipment            191               208
                                      ---------         ---------

      Total assets                      $ 4,748           $ 6,043
                                      =========         =========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Liabilities and Stockholders'
 Equity                           June 30, 1997    March 31, 1997
                                    (Unaudited)
-----------------------------------------------------------------
Current Liabilities
  Accounts payable                      $   239           $    49
  Accrued liabilities                     1,192             1,243
  Reserve for unpaid
   Chapter 11 claims                          -               465
                                      ---------         ---------
      Total current liabilities           1,431             1,757

Reserve for Chapter 11
and other stock claims                    1,370             2,125
                                      ---------         ---------
      Total liabilities                   2,801             3,882
                                      ---------         ---------
Commitments and contingencies

Stockholders' Equity:
Class A Convertible Preferred
  Stock, $.001 par value,
  1,500 shares authorized and
  1,089 and 1,022 issued and
  outstanding, respectively                   1                 1
Common stock, $.001 par value,
  10,000 shares authorized
  and 1,127 and 1,022 issued
  and outstanding, respectively               1                 1
Paid-in capital                          70,932            70,170
Accumulated deficit                     (68,677)          (67,681)
                                      ---------         ---------
                                          2,257             2,491
Treasury stock, 1 shares
  at cost, respectively                    (300)             (300)
Unrealized loss on marketable
securities                                  (10)              (30)
                                      ---------         ---------
      Total stockholders' equity          1,947             2,161
                                      ---------         ---------

      Total liabilities and
      stockholders' equity             $  4,748          $  6,043
                                      =========         =========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Loss
(Amounts in thousands, except per share amounts)

Three months ended June 30,                1997              1996
                                    (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Revenues:
  Licensing revenue                    $    112            $  758
  Merchandise sales, net                     53                50
                                      ---------         ---------
      Total revenues                        165               808
                                      ---------         ---------
Operating costs and expenses:
  Cost of revenues                           23                24
  Selling, general and
   administrative                         1,199             1,334
                                      ---------         ---------
      Total operating costs
      and expenses                        1,222             1,358
                                      ---------         ---------

Operating loss                         $ (1,057)             (550)
                                      ---------         ---------

Chapter 11 administrative expenses            -              (329)
                                      ---------         ---------

Other income, net                            61                96
                                      ---------         ---------

Net loss                                 $ (996)           $ (783)
                                      =========         =========

Net loss per common share:               $ (.92)           $ (.75)
                                      =========         =========

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Three months ended June 30,                1997              1996
                                    (Unaudited)       (Unaudited)
-----------------------------------------------------------------
Cash flow from operating
activities:
  Net loss                            $   (996)         $   (783)
  Adjustments to reconcile
  net loss to net cash used by
  continuing activities:
    Depreciation and amortization            31                30
    (Increase) decrease in:
      Accounts receivable                   116               712
      Prepaid expenses and
      other assets                         (104)             (157)
    Increase (decrease) in:
      Accounts payable, accrued
      liabilities and other
      liabilities                          (319)           (1,107)
      Liabilities subject to
      compromise                              -              (124)
-----------------------------------------------------------------
        Net cash used by
        operating activities             (1,272)           (1,429)
-----------------------------------------------------------------
Cash flows from investing
activities:
  Capital expenditures                      (14)              (24)
-----------------------------------------------------------------
        Net cash used by
        investing activities                (14)              (24)
-----------------------------------------------------------------
Net decrease in cash and
cash equivalents                         (1,286)           (1,453)
Cash and cash equivalents,
beginning of year                         3,132            13,123
-----------------------------------------------------------------
Total cash and cash equivalents,
end of year                             $ 1,846          $ 11,670
                                      =========         =========

Supplemental disclosures of cash flow information:
  Cash paid during the year
  for interest                          $     -           $     -
  Cash paid during the year
  for income taxes                      $     1           $     2


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

(a)   Business

      Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), own a portfolio of patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's new management has been implementing strategies to resolve the many financial, legal and litigation problems inherited from prior years and to refocus the business direction of the Company.

      While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the "legacy business"), Spectrum's business objective is to become a key provider of value-added Internet remote access communications software and related products. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

      Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits, modems and other related data communications product providers. Spectrum also develops direct connect cellular data transmission activation kits (cellphone software drivers and cables) and markets them to some of the Company's licensees.
      These two components - marketing of activation kits and technology licensing - are the current sources of operating revenues.

      Spectrum hired two senior technologists at the end of fiscal 1996 to formulate product strategy and to implement product development plans consistent with Spectrum's new strategy. The Company is currently adding engineering staff through new hires or by outsourcing technical consultants with the necessary skills to support the business objectives.

      The Company expects to continue to experience operating losses while it attempts to successfully develop and market a new line of remote access communications software and related products to increase revenues.

      The Company consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code on
      March 31, 1997. As part of the plan of reorganization, the Company consolidated Spectrum's bankruptcy estate with that of Spectrum Cellular Corporation
      ("Cellular"). Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity.

(b)   Basis of Presentation

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

(c)   Use of Estimates

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

(d)   Principles of Consolidation

      These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary Cellular as of and for the three months ended June 30, 1997 and 1996. The Company discontinued the operations of its Data One subsidiary during fiscal year 1994 and its Computer Bay subsidiary during fiscal year 1995. Data One was liquidated in Chapter 11 on October 4, 1996. Upon conversion of
      Computer Bay's Chapter 11 case to a case under Chapter
      7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer
      Bay have been eliminated from the consolidated financial statements of the Company. All intercompany transactions have been eliminated.

      The unaudited interim consolidated financial statements have been prepared on a basis substantially consistent with the audited statements for the fiscal year ended March 31, 1997. Certain information and footnote disclosures normally included in financial statements were prepared in accordance with generally accepted accounting principles and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

      In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of June 30, 1997, and the results of its operations and its cash flows for the interim periods presented.

(e)   Income (Loss) Per Common Share

      The computation of income per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. Common stock equivalents were not included in the computation of weighted average shares outstanding when determining loss per common share because such inclusion would be anti-dilutive. The weighted average number of shares used in the computation of loss per common share for the quarters ended June 30, 1997 and 1996 are approximately 1,081,000, and 1,022,000, respectively.
      All references in the consolidated financial statements with regard to average number of shares have been calculated giving retroactive effect to the 75:1 reverse stock split effective as of March 31, 1997, as part of the Company's plan of reorganization.

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS No. 128 for the year ending March 31, 1998. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

2.  Subsequent Event

      On July 10, 1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of issued patents relating to wireless data transmission. The interference is in its earliest stages and neither Compaq nor Spectrum have submitted arguments supporting their respective claim of ownership to the Patent Office. The Company does not expect the interference proceeding to materially impact Spectrum's legacy business because the Company believes that most commercially practicable methods to transmit data via circuit switched cellular networks are covered by other claims in the '218 Patent or the Company's other issued patents. The proceeding does not relate to the Company's Internet software development.

Spectrum Information Technologies, Inc. and Subsidiaries

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS ABOUT SPECTRUM'S BUSINESS, ITS BUSINESS STRATEGY AND MANAGEMENT'S BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "EXPECTS," "ANTICIPATES," "INTENDS," "POTENTIAL," "BELIEVES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO SIGNIFICANT RISK AND UNCERTAINTY AND ACTUAL RESULTS MAY DIFFER MATERIALLY FROM WHAT IS EXPRESSED. A DISCUSSION OF THE RISK FACTORS REGARDING THE IMPLEMENTATION OF THE COMPANY'S BUSINESS STRATEGY IS SET FORTH HEREIN. ADDITIONAL INFORMATION REGARDING THE COMPANY'S STRATEGY AND ASSOCIATED RISKS IS INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Business

      The Company owns a portfolio of patents (legacy assets) relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's new management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy (See Consummation of the Plan of Reorganization). While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the legacy business), Spectrum's business objective is to become a provider of value-added Internet remote access communications software and related products.

      Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components marketing of activation kits and technology licensing - comprised the Company's operating revenues during this fiscal year. The Company expects to continue to experience operating losses while it attempts to successfully develop and market a new line of remote access communications software and related products to increase revenues. (See Liquidity and Capital Resources.)

      In connection with the continued operating losses associated with its legacy business, Spectrum has considered several options that include, but are not limited to, restructuring certain elements of its licensing program, converting certain existing licenses to paid up agreements, and engaging one or more distributors to take over the activation kit sales business. Although management does not believe that the successful implementation of any or all of these alternatives will be sufficient to completely offset operating losses, management expects that implementation will reduce operational expenses and increase working capital necessary to help fund the Company's remote access software development efforts.

      Spectrum is investigating one such alternative with a leading manufacturer of modem chipsets. The parties are discussing a framework which would convert the manufacturer's existing master license to a broader license under Spectrum's technology, which would also allow the purchasers of such chipsets (i.e. modem manufacturers) access to Spectrum's technology without the need for an additional sublicense. In exchange, Spectrum would receive an up front payment and other consideration. These discussions are subject to resolution of several outstanding issues and the completion of a definitive agreement. There can be no assurance that a new agreement will be consummated.

      As described in the Company's Annual Report on Form 10-K, Spectrum's remote access software, branded as the INTELLIGENT PIPE(TM), is currently in the development stage. The INTELLIGENT PIPE(TM) combines proprietary architecture with optimized processing techniques and is intended to enable more efficient information transfer over wide area networks using Internet and Intranet technologies. The INTELLIGENT PIPE(TM) is designed to minimize the inefficiencies inherent in Internet interactions between standard Web browsers and Web servers. The pipe attacks the problem of limited bandwidth on the final connection between the remote user and the Internet or corporate Intranet. Developed primarily for dial up access, this pipe provides persistent connections, end to end control of the data stream and uses Content Management Agents (CMAs) that restructure the data on one side of an Internet connection and reconstitute it at the other side. This technology can be adopted to provide a wide variety of value added capabilities between network connected clients and servers. Spectrum's initial set of CMAs are designed to accelerate Web browsing speed for most end users by at least a factor of two for modem connections with advertised speeds up to 56K. The

INTELLIGENT PIPE(TM) is intended to address communications solutions for remote access in the corporate environment and the service provider markets.

      As with any client/server software, implementation is complex and time consuming. Spectrum's current goals include having a beta version product available later this calendar year and a product for commercial shipment by the end of the 1998 fiscal year. The Company has a demonstration version of its product that it expects to selectively demonstrate to potential customers at the ISP CON trade show in August 1997. The demonstration version improves the Web browsing speed by nearly the Company's stated objective. The software is in the development stage and requires refinement of its performance and user interface characteristics and improved robustness before it will be suitable for beta testing or commercial introduction. There can be no assurances that Spectrum will successfully complete the development of this software and introduce it according to Spectrum's development schedule. Even if the software is completed and performs up to the Company's expectations, there can be no assurances that a market will develop for the Company's product or that competing technologies or products will not capture the opportunity before Spectrum. (See Risk Factors).

Consummation of the Plan of Reorganization

      On January 26, 1995 (the "Petition Date"), as part of management's effort to stem the Company's substantial financial losses and focus on its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Spectrum Cellular Corporation ("Cellular") (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). A fourth wholly owned subsidiary Spectrum Global Services, Inc. ("Spectrum Global"), a Delaware Corporation, did not file for bankruptcy and was sold by the Company effective October 17, 1995. Spectrum Global was not essential to the Company's legacy business or its current direction. Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors.

      In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan (the "Effective Date"). The Plan provided all administrative creditors with full payment (unless a lesser amount was agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settled the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. In addition, under the settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action. Although existing Spectrum shareholders were substantially diluted under the terms of the Plan, such shareholders obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also called for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership.

      As part of the plan of reorganization, Spectrum consolidated the Company's bankruptcy estate with that of Cellular. Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue.
This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Data One subsidiary as a discontinued operation.

(Amounts in thousands)
Quarters Ended June 30,        1997         %      1996         %
-----------------------------------------------------------------
Revenues                    $   165       100   $   808       100
                            -------    ------   -------    ------
Operating costs and
expenses:
  Cost of revenues               23        14        24         3
  Selling, general and
   administrative             1,199       727     1,334       165
                            -------    ------   -------    ------
Total operating costs
   and expenses               1,222       741     1,358       168
                            -------    ------   -------    ------

Operating loss              $(1,057)     (641)   $ (550)      (68)
                            =======    ======   =======    ======

Revenues

      Revenues decreased approximately $643,000 or 80% for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 primarily due to a decrease in licensing revenue of approximately $646,000 or 86%. Licensing revenue decreased primarily because the Company received a $400,000 installment payment of an up front license fee during the quarter ended June 30, 1996. The Company received the final installment of this up front fee during the quarter ended September 30, 1996 and therefore did not receive any payment in the quarter reported. The licensing revenue for the quarter ended June 30, 1996 also included the payment of approximately $203,000 for past due royalties from one of the Company's licensees.

Operating Costs and Expenses

      Operating costs and expenses for the three months ended June 30, 1997 decreased $136,000 or 10% when compared to the three months ended June 30, 1996 primarily due to decreased selling, general and administrative expenses of approximately $135,000 or 10%.

      The decrease in selling, general and administrative expenses for the quarter ended June 30, 1997 was primarily the result of a decrease in legal fees of $251,000 or 78% offset by an increase in outside services of approximately $142,000 or 241% for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The decrease in legal fees was primarily due to the reduction of non-bankruptcy related litigation. Outside services increased due to the Company hiring independent contractors to assist in the development of its Internet remote access communications software.

Operating Loss

      For the quarter ended June 30, 1997, the Company's operating loss increased approximately $507,000 to $1,057,000, as compared to $550,000 for the quarter ended June 30, 1996. This 92% increase is due to decreased licensing revenues which were partially offset by decreased selling, general and administrative expenses.

Other Income and Expense

      For the three months ended June 30, 1997, other income decreased approximately $35,000 or 36% as compared to the three months ended June 30, 1996 primarily due to a decrease in interest income of approximately $34,000 or 37%. Interest income decreased because the Company had lower cash balances for the quarter ended June 30, 1997 than during the quarter ended June 30, 1996 as a result of creditor payments of approximately $3,250,000 pursuant to the consummation of the Plan of Reorganization.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses from continuing operations and operating cash flow deficits which ultimately caused the Company to reorganize under Chapter 11 bankruptcy protection. The Company expects operating losses to continue until such time as it successfully develops and markets a new line of communications software. The Company continues to review expenses in order to conserve cash and is investigating alternatives to address the continued negative cash flow associated with its legacy business as well as continuing to monitor the Company's opportunity to successfully build revenues from its new software development and marketing efforts.

      During the quarter ended June 30, 1997, working capital (current assets less current liabilities) decreased by approximately $952,000 due to a decrease in cash and cash equivalents of $1,286,000 offset by a decrease in accounts payable, accrued liabilities and other liabilities of $319,000. The decrease in cash is due to the payment of approximately $455,000 in bonus expenses for all employees, primarily in accordance with Bankruptcy Court approved success bonus and employment contracts, and approximately $931,000 in operating expenses.

      Net cash used by operating activities decreased from $1,429,000 for the three months ended June 30, 1996 to $1,272,000 for the quarter ended June 30, 1997 The decrease of $157,000 was primarily due to a decrease in accounts payable, accrued liabilities and other liabilities of $788,000 offset by a decrease of $596,000 in accounts receivable. The decrease in accounts payable, accrued liabilities and other liabilities is primarily due to payments of professional services rendered in connection with the Company's bankruptcy proceedings. The decrease in accounts receivable relates to installment payments pursuant to a license agreement entered into during fiscal 1994. The last of these installments was received in the quarter ended September 30, 1996.

      Net cash used by investing activities decreased $10,000 from $24,000 for the quarter ended June 30, 1996 to $14,000 for the quarter ended June 30, 1997 due to reduced capital expenditures. These expenditures primarily relate to equipping the technical development office in the Boston, Massachusetts area. Capital expenditures for the year ended March 31, 1998 are expected to be approximately $125,000.

      The Company projects it will have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Management believes the Company's long-term (i.e., beyond 12 months) liquidity depends upon the Company's ability to develop and sell the INTELLIGENT PIPE(TM) remote access communications software and related products to generate a positive cash flow from its reorganized business. The Company's long term liquidity also depends on its ability to improve the performance of its legacy business (See Business) and raise additional capital. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully achieve management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncement

      In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 128, "Earnings per Share" which is effective for fiscal years ending after December 15, 1997. The Company will adopt SFAS 128 for the year ending March 31, 1998. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

Risk Factors

      Overview. Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the sales of its existing products and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating performance and expenses. Management expects to have a continued negative cash flow while the Company attempts to develop and market a new line of Internet/Intranet communications software and related products to increase revenue. This anticipated negative cash flow combined with the Company's limited capital resources creates a significant risk that the Company will have difficulty funding the marketing and development of its communications software with its existing capital resources. (See Limited Capital Resources).

      Risks associated with Spectrum's strategy include, but are not limited to: improving the financial performance in the legacy business; overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to remote users of data communications in corporate and Internet service provider markets; developing new channels for distribution; hiring and retain-ing key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the

Company; realization of market forecasts regarding remote access (landline and wireless) market growth in the corporate and service provider market segments; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

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

      Changing and Segmented Market; Acceptance of the Company's Products. The market for the Company's remote access Internet software and related products is substantially and rapidly changing (primarily due to the Internet phenomena, convergence of computers, communications and entertainment, deregulation of the telecommunications industry) and is characterized by both large established providers and an increasing number of market entrants who, exploiting market and technology discontinuities and segmentation, have introduced or developed remote access software products. As is typical in the case of a growing and changing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software and related products will offer substantial advantages, there can be no assurance that the Company's products will be successfully developed or become widely adopted.

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

      Competition. The Company's key current competitors in its legacy business include Megahertz, a subsidiary of U.S. Robotics, Motorola, Compaq and AT&T prior to its breakup. Effective September 30, 1996, AT&T completed the divestiture of Lucent Technologies, Inc. ("Lucent"), which had previously sold its AT&T Paradyne unit. Spectrum is engaged in discussions with AT&T, Lucent and Paradyne regarding the effect of the breakup on an intellectual property license between AT&T and Spectrum. This breakup has provided an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T and new relationships with the entities that were spun off, however, there can be no assurance that these discussions will result in favorable business arrangements. The Company currently considers Sierra Wireless, Inc. and PCSI (a subsidiary of Cirrus Logic, Inc.) as other potential competitors primarily due to their alternative methods of wireless data signal delivery, such as CDPD. If the Company converts the master license agreement discussed above (see Business), other companies may also be able to compete in the legacy business.

      The market for remote access Internet software is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Most of the Company's current and potential competitors have longer operating histories producing software products, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition. There can be no assurances that other companies are not developing similar or competing software and/or hardware products satisfying the same market needs or that Spectrum's products will become widely accepted in the face of this competition.

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

      The Company's ability to design, develop, test, market and support its remote access Internet communications software and related products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. Time to market is essential to the success of the

INTELLIGENT PIPE(TM) software products. There can be no assurance that the Company will successfully complete the development and marketing of this new software and related products that meet changing customer needs and respond to such technological changes or evolving industry standards. Future sales of the Company's new Internet remote access software products will be highly dependent on software products that add substantial value to end users and data communications infrastructure providers. Also, certain elements of the Company's new technology may be covered by patents owned by others which may require licenses. The Company's inability to introduce and sell the products that it is currently developing in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

      Evolving Distribution Channels. Spectrum has historically sold its legacy business activation kit products to its licensees, most of which are original equipment manufacturers ("OEMs") in the modem industry. Given the limited distribution of its products through these channels, the Company is considering alternative marketing plans regarding the legacy business. Even if the Company decides to adopt a different method of distribution for its legacy products, there are no assurances that its sales performance will improve.

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

      The Company plans to develop a limited sales force and expand its marketing at the appropriate time. There can be no assurance that such internal expansion will be successfully completed, or that the Company's sales and marketing efforts will enable it to successfully compete against the significantly more extensive and well-funded sales and marketing operations of current or potential competitors. The Company's inability to effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

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

      Limited Capital Resources. The Company has limited capital resources to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating results and financial condition that timely new product introduction and market acceptance is achieved. Any delays in product shipments will have a material adverse effect on the Company's business, operating results and financial condition. As the Company's existing capital resources are depleted by continuing operations including investment in new product development and losses associated with its legacy business, it becomes increasingly likely that the Company will need to raise capital to fund the development and marketing of its new communica-tions aoftware product. Spectrum's management believes that it will need to raise capital during the 1998 fiscal year and has begun to investigate alternatives for so doing. As part of Spectrum's bankruptcy reorganization efforts, between October of 1995 and January of 1996, the Company through its financial advisor contacted 48 potential investors regarding interest in investing or developing a strategic relationship with Spectrum, none of whom expressed an interest at that time when product strategies were in their early stages. There can be no assurances that Spectrum's new communications software development efforts will interest potential investors.

      Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock may continue to be highly volatile based on quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

      Shares Eligible for Future Sale. The preferred stock that was issued to the plaintiffs to settle class action litigation pursuant to the Plan is convertible to common stock upon request of the holder and automatically converts to common stock on March 31, 1999. Conversion to common stock of a significant number of shares of preferred stock and a subsequent sale in the public market could adversely affect the future market price for the common stock.

Spectrum Information Technologies, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

      On July 10,1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of issued patents relating to wireless data transmission. The interference is in its earliest stages and neither Compaq nor Spectrum have submitted arguments supporting their respective claim of ownership to the Patent Office. The Company does not expect the interference proceeding to materially impact Spectrum's legacy business because the Company believes that most commercially practicable methods to transmit data via circuit switched cellular networks are covered by other claims in the '218 Patent or the Company's other issued patents. The proceeding does not relate to the Company's Internet software development.


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

Dated:     August 12, 1997


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