Form 10-Q
period 1997-09-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1997-10-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1997

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________


                  Commission File Number 0-15596


             SPECTRUM INFORMATION TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)



 Delaware                                     75-1940923
 (State of incorporation)                     (I.R.S. Employer
                                              Identification No.)

 2700 Westchester Avenue, Purchase, New York  10577
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

As of October 17, 1997, the registrant had outstanding approximately 1,365,000 shares of its Common Stock, par value
$.001 per share.

        SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                               FORM 10-Q
                           SEPTEMBER 30, 1997

                                 INDEX






PART I.  FINANCIAL INFORMATION                               Page No.
-------  ---------------------                               --------

Consolidated Balance Sheets                                      1

Consolidated Statements of Loss                                  3

Consolidated Statements of Cash Flows                            4

Notes to Consolidated Financial Statements                       5

Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                    7



PART II.  OTHER INFORMATION                                     15

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Assets                                      September 30,      March 31,
                                               1997              1997
--------------------------------------------------------------------------
                                            (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 1,517           $ 3,132
  Marketable securities                         1,527             2,176
  Accounts receivable (net of
  allowance for doubtful accounts
  of $86)                                       1,268               288
  Prepaid  expenses and other
  current assets                                  247               239
                                           -------------     -------------
      Total current assets                      4,559             5,835
                                           -------------     -------------

Property and equipment, at cost:

  Furniture, fixtures and equipment               538               542
  Less - accumulated depreciation                (338)             (334)
                                           -------------     -------------
      Net property and equipment                  200               208
                                           -------------     -------------

      Total assets                            $ 4,759           $ 6,043
                                           =============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Liabilities and Stockholders' Equity          September 30,     March 31,
                                                 1997             1997
---------------------------------------------------------------------------
                                              (Unaudited)
Current Liabilities
  Accounts payable                            $    97          $    49
  Accrued liabilities                           1,213            1,243
  Reserve for unpaid Chapter 11 claims             25              465
                                             ------------     -------------
           Total current liabilities            1,335            1,757

Reserve for Chapter 11 and other stock claims     981            2,125
                                             ------------     -------------
           Total liabilities                    2,316            3,882
                                             ------------     -------------

Commitments and contingencies

Stockholders' Equity:
Class A Convertible Preferred Stock,
 $001 par value, 1,500 share authorized
 and 941 and 1,022 issued and outstanding,
 respectively                                       1                1
Common stock, $.001 par value,
 10,000 shares authorized and
 1,365 and 1,022 issued and outstanding,
 respectively                                       1                1
Paid-in capital                                71,351           70,170
Accumulated deficit                           (68,602)         (67,681)
                                             ------------     -------------
                                                2,751            2,491
 Treasury stock, 1 shares at cost,
  respectively                                   (303)            (300)
 Unrealized loss on marketable
  securities                                       (5)             (30)
                                             ------------     -------------
           Total stockholders' equity           2,443            2,161
                                             ------------     -------------

           Total liabilities and
            stockholders' equity              $ 4,759          $ 6,043
                                             ============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of
Loss (Amounts in thousands,
except per share amounts)     Three months ended        Six months ended
(Unaudited)                      September 30,           September 30,
                            1997           1996         1997           1996
------------------------ -----------   -----------  -----------  -----------

Revenues:
  Licensing revenue       $ 1,200       $   579      $ 1,312      $ 1,337
  Merchandise sales, net       48            72          101          122
                         -----------   -----------  -----------  -----------
      Total revenues        1,248           651        1,413        1,459
                          -----------  -----------  -----------  -----------

Operating costs and
  expenses:
  Cost of revenues             21            17           44           41
  Selling, general
  and administrative        1,194         1,213        2,393        2,547
                         -----------   -----------  -----------  -----------
  Total operating costs
   and expenses             1,215         1,230        2,437        2,588
                         -----------   -----------  -----------  -----------


Operating income (loss)        33          (579)      (1,024)      (1,129)
                         -----------   -----------  -----------  -----------


Chapter 11 administrative
 expenses                      -            (59)         -           (388)
                         -----------   -----------  -----------  -----------


Other income
(expense), net                 42           (29)         103           67
                         -----------   -----------  -----------  -----------


Net income (loss)         $    75       $  (667)     $  (921)     $(1,450)
                         ===========   ===========  ===========  ===========

Primary earnings (loss)
 per common share:        $   .03       $  (.65)    $   (.78)     $ (1.42)
                         ===========   ===========  ===========  ===========
Weighted Average Number
 of Common Shares used
 in primary calculation 2,255,000     1,022,000    1,180,000    1,022,000
                        ============  ============ ============ ============



See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Six months ended September 30,                   1997             1996
---------------------------------------------------------------------------
                                              (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net income (loss)                            $ (921)       $   (1,450)
  Adjustments to reconcile net loss to
  net cash used by continuing activities:
    Depreciation and amortization                  63                65
    Gain  on sale of marketable securities         (6)                -
    Loss on sale of equipment                       6                 -
    Issuance of common stock                       37                 -
    (Increase) decrease in:
      Accounts receivable                        (946)              671
      Prepaid expenses and other assets            (8)             (225)
    Increase (decrease) in:
      Accounts payable, accrued liabilities
      and other liabilities                      (422)           (2,702)
      Liabilities subject to compromise             -              (124)
                                             ------------     -------------
        Net cash used by continuing
        operations                             (2,197)           (3,765)
        Net cash used by
        discontinued operations                     -                (1)
---------------------------------------------------------------------------
        Net cash used by operating
        activities                             (2,197)           (3,766)
---------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of marketable securities   1,759                 -
  Purchase of marketable securities            (1,079)           (3,772)
  Loans to employees                              (34)
  Proceeds from sale of property and equipment      3                 -
  Capital expenditures                            (64)              (80)
---------------------------------------------------------------------------
        Net cash  (used) provided by investing
        activities                                585            (3,852)
---------------------------------------------------------------------------
Cash flow from financing activities:
  Purchase of treasury stock                       (3)                -
---------------------------------------------------------------------------
        Net cash provided (used) by
        financing activities                       (3)                -
---------------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                           (1,615)           (7,618)
Cash and cash equivalents, beginning of year    3,132            13,123
---------------------------------------------------------------------------
Total cash and cash equivalents, end of
 period (including cash
 amounts in net assets of discontinued
 operations)                                   $1,517            $5,505
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

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

   (a) Business
       Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), own a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's current management has implemented strategies to resolve the many financial, legal and litigation problems inherited from prior years and has refocused the business direction of the Company.

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

       Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits and modems and to other related data communications product providers. Spectrum also developed direct connect cellular data transmission activation kits (cellphone software drivers and cables) and markets them to some of the Company's licensees. These two components - marketing of activation kits and technology licensing - are the current sources of operating revenues.

       The Company expects to continue to experience operating losses while it attempts to successfully develop and market its new line of remote access communications software and related products to increase revenues and achieve profitability.

       The Company consummated its plan of reorganization under Chapter 11 of the United States Bankruptcy Code on March 31, 1997. As part of the plan of reorganization, the Company consolidated Spectrum's bankruptcy estate with that of Spectrum Cellular Corporation ("Cellular"). Spectrum and Cellular are now conducting the Company's core business on an operating basis as a single entity.

   (b) Basis of Presentation
       The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Company carefully monitors all expenses in order to conserve cash and continues to assess alternatives to minimize negative cash flow. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

   (d) Principles of Consolidation
       These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary Cellular as of and for the six months ended September 30, 1997 and 1996. The Company discontinued the operations of its Data One subsidiary during fiscal year 1994 and its Computer Bay subsidiary during fiscal year 1995. Data One was liquidated in Chapter 11 on October 4, 1996. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay has been transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. All intercompany transactions have been eliminated.

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

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of September 30, 1997, and the results of its operations and its cash flows for the interim periods presented. Interim period results are not necessarily indicative of full year results of operations.

   (e) Revenue
       On September 30, 1997, the Company entered an agreement with a leading modem chipset manufacturer that converted its existing master license agreement to a broader license under the Company's legacy technology. The new agreement provides for a non-recurring significant up front payment and guaranteed increased royalty payments over the next two years. Under the terms of the revised agreement, however, the Company expects reduced royalties from certain of the chipset manufacturer's customers because the chipset manufacturer is allowed to sell certain chipsets with full pass through rights to the Company's technology without need for an additional sublicense from the Company. Under the agreement, the Company will continue to be the preferred source of cables used to activate cellular capable modems. The agreement also provides for a strategic relationship where the parties will meet to discuss product development and possible future business arrangements.

   (f) Recent Accounting Pronouncements
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS 128 for fiscal quarter ending December 31, 1997. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

2.      Subsequent Event

The Company has entered a license agreement in October 1997 with a distributor to assume some or all of the Company's activation kit business. Under the agreement, the distributor has committed to undertake specified marketing efforts to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells.

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

Business

      The Company owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy (See Consummation of the Plan of Reorganization). While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the "legacy business"), Spectrum's business objective is to become a provider of value-added Internet remote access dial up communications software and related products.

      Spectrum's mission is to develop software that makes Internet/Intranet access a more productive experience. As described in the Company's Annual Report on Form 10-K, Spectrum is developing a communications software product suite, the Spectrum INTELLIGENT PIPE(TM) that is intended to address communications solutions for remote access in the corporate and the service provider markets. FASTLANE(TM), the first product of the suite, is being designed as a software server implementation to double the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at advertised speeds up to 56 kbps. Developed primarily for Internet Service Providers
(ISPs), On-line Service Providers (OSPs) and corporate enterprises, FASTLANE(TM) is intended to offer improvements in access performance, operational costs and customer satisfaction.

      FASTLANE(TM) combines proprietary architecture with optimized processing techniques and is intended to enable more efficient information transfer over wide area networks using Internet and Intranet technologies. It is designed to minimize the inefficiencies inherent in Internet interactions between standard Web browsers and Web servers. The software attacks the problem of limited bandwidth on the final connection between the remote user and the Internet or corporate Intranet. Developed primarily for dial up access, FASTLANE(TM) uses Content Management Agents (CMAs) that processes the data on one side of an Internet connection and transmits it to the user. This technology can be adopted to provide a wide variety of value added capabilities between network connected clients and servers with the addition of client software for future releases of the INTELLIGENT PIPE(TM) suite of software. Spectrum's initial set of CMAs are used in FASTLANE(TM) and designed to accelerate Web browsing speed.

      As with any software, implementation is complex and time consuming. The Company has completed a client/server engineering evaluation demonstration version of FASTLANE(TM) that it has selectively exhibited and will shortly distribute to potential customers, analysts and trade magazines for evaluation. The demonstration version improves the Web browsing speed on average by nearly two times. The Company has received feedback on the intended features and implementation of FASTLANE(TM) from potential corporate and ISP customers and has been redesigning certain aspects of FASTLANE(TM) to address this feedback. These design changes have pushed the intended beta version release from later this calendar year to the first quarter of next year. Commercial release is expected several months after beta testing is complete. The software is still in the development stage and requires improved performance and user interface characteristics and improved robustness before it will be suitable for beta testing or commercial release. There can be no assurances that Spectrum will successfully complete the development of this software and introduce it according to Spectrum's development schedule. Even if the software is completed and performs up to the Company's expectations, there can be no assurances that a market will develop for the Company's product or that competing technologies or products will not capture the opportunity before Spectrum. (See Risk Factors.)

      With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components
- marketing of activation kits and technology licensing - comprise the Company's operating revenues during this fiscal year. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop and market its new line of remote access communications software and related products to increase revenues. (See Liquidity and Capital Resources.)

      Spectrum has reduced the operating expenses associated with its legacy business and is leveraging its legacy assets to increase working capital necessary to help fund the Company's remote access Internet software development efforts. During the quarter reported, Spectrum entered an agreement with a leading modem chipset manufacturer that converted its existing master license agreement to a broader license under Spectrum's legacy technology. The new agreement provides for a significant up front payment and guaranteed increased royalty payments over the next two years. Under the terms of the revised agreement, however, the Company expects reduced royalties from certain of the chipset manufacturer's customers because the chipset manufacturer is allowed to sell certain chipsets to its customers with full pass through rights to Spectrum's technology without need for an additional sublicense from Spectrum. Under the agreement, Spectrum will continue to be the preferred source of cables used to activate cellular capable modems. The agreement also provides for a strategic relationship where the parties will meet to discuss product development and possible future business arrangements. Spectrum also entered a license agreement in October 1997 with a distributor to assume some or all of the Company's activation kit business. Under the agreement, the distributor has committed to undertake specified marketing efforts to stimulate the market for activated cellular capable modems and will pay Spectrum a royalty for each activation kit it sells.

      Spectrum continues to investigate other alternatives to maximize the value of its legacy assets and improve the performance of its legacy business. However, management does not believe that the successful implementation of any or all of these alternatives with respect to the legacy business will be sufficient to completely offset operating losses without successful implementation of the strategy related to the new remote access Internet software business.

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

     (Amounts in thousands)
Three Months Ended September 30,     1997         %           1996           %
-------------------------------- -----------------------------------------------
Revenues                         $  1,248       100        $   651         100
                                -----------    ---------    ----------   -------


Operating costs and expenses:

  Cost of revenues                     21         2             17           3

  Selling, general and
  administrative                    1,194        95          1,213         186
                                -----------    ---------    ----------   -------
Total operating costs
 and expenses                       1,215        97          1,230         189
                                -----------    ---------    ----------   -------

Operating income (loss)         $      33         3          $(579)        (89)
                                ===========    =========    ==========   =======

(Amounts in thousands)
Six Months Ended September 30,       1997         %              1996        %
-------------------------------------------------------------------------------
Revenues                         $  1,413       100          $  1,459      100
                                -----------    ---------    ---------- ---------


Operating costs and expenses:

  Cost of revenues                     44         3               41        3

  Selling, general and
  administrative                    2,393        169           2,547      174
                                -----------    ---------      ---------  -------
Total operating costs
 and expenses                       2,437        172           2,588      177
                                -----------    ---------      ---------  -------

Operating  loss                  $ (1,024)       (72)        $(1,129)     (77)
                                ===========    =========      =========  =======

Revenues

      Revenues increased approximately $597,000 or 92% for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 primarily due to a renegotiated licensing agreement the Company entered into with a leading modem chipset manufacturer which resulted in the recognition of approximately $1,152,000 in licensing income for September 1997. (See Business). Licensing revenue for the quarter ended September 30, 1996 includes the last installment of an upfront license fee pursuant to the original license agreement it entered into with the same leading modem chipset manufacturer in fiscal 1994.

      For the six months ended September 30, 1997, revenues decreased approximately $46,000 or 3% as compared to the six months ended September 30, 1996. Revenues for the six months ended September 30, 1997 consist primarily of the license fee received pursuant to the renegotiated agreement discussed above. During the six months ended September 30, 1996, revenues consisted primarily of quarterly installment payments of the license fee pursuant to the original agreement with the same chipset manufacturer and a payment related to the settlement of a dispute over past royalties with another of the Company's licensees.

Operating Costs and Expenses

      Operating costs and expenses for the three and six months ended September 30, 1997 decreased approximately $15,000 or 1% and $151,000 or 6%, respectively, when compared to the three and six months ended September 30, 1996 primarily due to decreased selling, general and administrative expenses of approximately $19,000 or 2% and $154,000 or 6%, respectively.

      The decrease in selling, general and administrative expenses for the quarter and six months ended September 30, 1997 was primarily the result of a decrease in legal fees of $141,000 or 71% and $392,000 or 75%, respectively, due to the reduction of non-bankruptcy related litigation. Insurance expense decreased approximately $33,000 or 41% and $68,000 or 35%, respectively for the three and six months ended September 30, 1997 as compared to the three and six months ended September 30, 1996, primarily as a result of decreased directors' and officers' insurance premiums. License expense decreased approximately $49,000 and $38,000, respectively for the three and six months ended September 30, 1997 as compared to the three and six months ended September 30, 1996, primarily as a result of a renegotiated license agreement. These decreases were offset by an increase in outside services of approximately $236,000 or 288% and $378,000 or 268%, respectively, for the quarter and six months ended September 30, 1997 as compared to the same periods in the prior year due to the retention of independent technical contractors to assist in the development of the Company's Internet remote access communications software.

Operating Income/Loss

      For the quarter ended September 30, 1997, the Company recorded an operating gain of approximately $33,000 as compared to an operating loss of approximately $579,000 for the quarter ended September 30, 1996. This $612,000 improvement is primarily due to increased licensing revenues.

      For the six months ended September 30, 1997, the operating loss decreased approximately $151,000 or 6% as compared to the six months ended September 30, 1996 primarily due to decreased selling, general and administrative expenses offset by decreased revenues.

Other Income and Expense

      For the three months ended September 30, 1997, the Company recorded other income of $42,000, compared to a loss of $29,000 during the same period last year. For the six months ended September 30, 1997, other income increased $36,000 to $103,000, as compared to the quarter and six months ended September 30, 1996. In September 1996, the Company sold an investment which resulted in a loss of approximately $142,000. Interest income decreased approximately $70,000 or 63% and $104,000 or 51%, respectively, for the three and six months ended September 30, 1997 as compared to the three and six months ended September 30, 1996 because the Company had lower cash balances for the quarter and six months ended September 30, 1997 than during the periods ended September 30, 1996 as a result of creditor payments of approximately $3,250,000 pursuant to the consummation of the Plan of Reorganization.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses from continuing operations and operating cash flow deficits which ultimately caused the Company to reorganize under Chapter 11 bankruptcy protection. The Company expects operating losses to continue until such time as it successfully develops and markets a new line of communications software. The Company continues to review expenses in order to conserve cash and is investigating alternatives to address the continued negative ash flow. The Company is also continuing to monitor the Company's opportunity to successfully build revenues from its new software development and marketing efforts.

      During the six months ended September 30, 1997, working capital (current assets less current liabilities) decreased by approximately $854,000 due to a decrease in cash and marketable securities of $2,264,000 offset by an increase in accounts receivable of approximately $980,000 and a decrease in chapter 11 reserves of approximately $440,000. The decrease in cash is due to the payment of approximately $1,742,000 in operating expenses and $455,000 in bonus expenses for all employees, primarily in accordance with Bankruptcy Court approved success bonus and employment contracts. The increase in accounts receivable is due to the license agreement the Company entered into on September 30, 1997.

      Net cash used by operating activities decreased from $3,766,000 for the six months ended September 30, 1996 to $2,197,000 for the quarter ended September 30, 1997. The decrease of $1,569,000 was primarily due to the reduction of bankruptcy related expenditures of approximately $2,957,000 in 1996, offset by the decreased cash received from licensing accounts receivable of approximately $1,053,000 as compared to 1996 and bonus expenses of $455,000 paid in 1997.

      The Company reported net cash used by investing activities of $3,852,000 for the six months ended September 30, 1996 as compared to net cash provided by investing activities of $585,000 for the six months ended September 30, 1997. The marketable securities component of investing activities changed due to a $2,693,000 reduction in the purchase of marketable securities in 1997 as compared to 1996 and the $1,759,000 proceeds from the sale of marketable securities in 1997. The Company also extended loans, collateralized by common stock, totaling $34,000, to certain of its employees to pay the withholding taxes associated with the distribution of common stock pursuant to the Company's stock incentive plans. Further, capital expenditures decreased approximately $16,000 for the six months ended September 30, 1997 as compared to the six months ended September 30, 1996. These expenditures primarily relate to equipping the technical development office in the Boston, Massachusetts area. Capital expenditures for the year ended March 31, 1998 are expected to be approximately $250,000.

      Net cash used by financing activities increased to $3,000 for the six months ended September 30, 1997 due to the purchase of treasury stock. There were no financing activities for the six months ended September 30, 1996.

      The Company projects it will have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Management believes the Company's long term (i.e., beyond 12 months) liquidity depends upon the Company's ability to develop and sell the INTELLIGENT PIPE(TM) remote access communications software suite and related products to generate a positive cash flow from its reorganized business. The Company's long term liquidity also depends on its ability to improve the performance of its legacy business (See Business) and to raise additional capital. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully achieve management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS 128 for fiscal quarter ending December 31, 1997. The adoption of this standard is not expected to have a material impact on the Company's income (loss) per common share computation.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Risk Factors

      Overview. Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the sales of its existing legacy products and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating performance and expenses. Management expects to have a continued negative cash flow while the Company attempts to develop and market a new line of Internet/Intranet communications software and related products to increase revenue. This anticipated negative cash flow combined with the Company's limited capital resources creates a significant risk that the Company will have difficulty funding the marketing and development of its communications software with its existing capital resources. (See Limited Capital Resources.)

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

      Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. To address these risks, the Company must, among other things, address the financial performance of its legacy business. Concurrently, to effectively enter the communications software market, Spectrum must establish management and technical credibility as well as financial viability with potential customers, continue to attract, retain and motivate qualified persons, and develop new technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks.

      Changing and Segmented Market; Acceptance of the Company's Products. The market for the Company's dial-up remote access Internet software and related products is substantially and rapidly changing (primarily due to the Internet phenomena, convergence of computers, communications and entertainment, and deregulation of the telecommunications industry) and is characterized by both large established providers and an increasing number of market entrants who, exploiting market and technology discontinuities and segmentation, have introduced or developed remote access software products. As is typical in the case of a growing and changing industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. While the Company believes that its software and related products will offer substantial advantages, there can be no assurance that the Company's products will be successfully developed or become widely adopted.

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

      Competition. The Company's key current competitors in its legacy business include Megahertz, a subsidiary of 3Com, Motorola, Compaq and AT&T prior to its breakup. Effective September 30, 1996, AT&T completed the divestiture of Lucent Technologies, Inc. ("Lucent"), which had previously sold its AT&T Paradyne unit. Spectrum is engaged in discussions with AT&T, Lucent and Paradyne regarding the effect of the breakup on an intellectual property license between AT&T and Spectrum. This breakup has provided an opportunity to discuss modification to the existing license agreement between Spectrum and AT&T and new relationships with the entities that were spun off, however, there can be no assurance that these discussions will result in favorable business arrangements. The Company currently considers Sierra Wireless, Inc. and PCSI (a subsidiary of Cirrus Logic, Inc.) as other potential competitors primarily due to their alternative methods of wireless data signal delivery, such as CDPD. The conversion of the master license agreement discussed above (see Business) will allow other companies to compete in the legacy business.

      The market for remote access Internet software is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Companies that have announced Web performance software or software/hardware solutions similar or related to Spectrum's technology include Compaq, Intel and Shiva. Intel has announced that it is currently testing its Web performance software solution with ISPs and that it plans to release the software later this year. These and other potential competitors have longer operating histories producing software products, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition.

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

      The Company's ability to design, develop, test, market and support its remote access Internet communications software and related products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards is also critical to the Company's long term success. Time to market is essential to the success of the FASTLANE(TM) software product. There can be no assurance that the Company will successfully complete the development and marketing of this new software and related products in a timely manner that successfully compete with Intel's and other announced similar products or that the software products meet changing customer needs and respond to such technological changes or evolving industry standards. Future sales of the Company's new Internet remote access software products will be highly dependent on software products that add substantial value to end users and data communications infrastructure providers. Also, certain elements of the Company's new technology may be covered by patents owned by others which may require licenses. The Company's inability to introduce and sell the products that it is currently developing in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

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

      Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company continues to seek to hire highly skilled technical staff but due to the competitive high demand for software skills, the Company is also dependent upon outside services for aspects of its software development. To manage its growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the initial costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

      Limited Capital Resources. The Company has limited capital resources to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating results and financial condition that timely new product introduction and market acceptance is achieved. Any delays in product shipments will have a material adverse effect on the Company's business, operating results and financial condition. As the Company's existing capital resources are depleted by continuing operations including investment in new product development and losses associated with its legacy business, it becomes increasingly likely that the Company will need to raise capital to fund the development and marketing of its new communications software product. Spectrum's management believes that it will need to raise capital and has begun to investigate alternatives for so doing. As part of Spectrum's bankruptcy reorganization efforts, between October of 1995 and January of 1996, the Company through its financial advisor contacted 48 potential investors regarding interest in investing or developing a strategic relationship with Spectrum, none of whom expressed an interest at that time when product strategies were in their early stages. There can be no assurances that Spectrum's new communications software development efforts will interest potential investors.

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

Spectrum Information Technologies, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings
           On July 10, 1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of six issued patents relating to wireless data transmission. The interference is in its earliest stages and neither Compaq nor Spectrum have submitted arguments supporting their respective claim of ownership to the Patent Office. The parties jointly requested and received an extension of time to file preliminary statements and motions while the parties engaged in settlement discussions. The Company does not expect the interference proceeding to materially impact Spectrum's legacy business because the Company believes that most commercially practicable methods to transmit data via circuit switched cellular networks are covered by other claims in the '218 Patent or the Company's other issued patents. The proceeding does not relate to the Company's Internet software development.

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

Dated:     October 29, 1997


                          SPECTRUM INFORMATION TECHNOLOGIES, INC.

                          By  /s/   Donald J. Amoruso
                              ----------------------
                              Donald J. Amoruso
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors


                          By  /s/   Barry J. Hintze
                             ----------------------
                              Barry J. Hintze
                              Controller and
                              Principal Accounting Officer