Form 10-Q
period 1997-12-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1998-02-03
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                             FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1997

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

As of January 26, 1998, the registrant had outstanding approximately 1,491,000 shares of its Common Stock, par value
$.001 per share.

     SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            FORM 10-Q
                        DECEMBER 31, 1997

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

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


 Assets                                    December 31,     March 31,
                                                   1997          1997
---------------------------------------------------------------------
                                             (Unaudited)
 Current assets:
   Cash and cash equivalents                    $ 2,797       $ 3,132
   Marketable securities                            448         2,176
   Accounts receivable (net of
   allowance for doubtful
   accounts of $86)                                  76           288
   Prepaid expenses and other
     current assets                                 200           239
                                                -------       -------
       Total current assets                       3,521         5,835
                                                -------       -------

 Property and equipment, at cost:

   Furniture, fixtures and equipment                588           542
   Less - accumulated depreciation                 (370)         (334)
                                                -------       -------
       Net property and equipment                   218           208
                                                -------       -------

       Total assets                             $ 3,739       $ 6,043
                                                =======       =======


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


 Liabilities and Stockholders' Equity      December 31,     March 31,
                                                   1997          1997
---------------------------------------------------------------------
                                             (Unaudited)
 Current Liabilities
   Accounts payable                             $   169       $    49
   Accrued liabilities                            1,242         1,243
   Reserve for unpaid Chapter 11 claims              25           465
                                                -------       -------
       Total current liabilities                  1,436         1,757

 Reserve for Chapter 11 and
 other stock claims                                 981         2,125
                                                -------       -------
       Total liabilities                          2,417         3,882
                                                -------       -------

 Commitments and contingencies

 Stockholders' Equity:
   Class A Convertible Preferred
   Stock, $.001 par value, 1,500
   shares authorized and 815 and
   1,022 issued and outstanding,
   respectively                                       1             1
   Common stock, $.001 par value,
   10,000 shares authorized and
   1,491 and 1,022 issued and
   outstanding, respectively                          1             1
   Paid-in capital                               71,351        70,170
   Accumulated deficit                          (69,724)      (67,681)
                                                -------       -------
                                                  1,629         2,491
   Treasury stock, 1 shares at
   cost, respectively                              (303)         (300)
   Unrealized loss on marketable
   securities                                        (4)          (30)
                                                -------       -------
       Total stockholders' equity                 1,322         2,161
                                                -------       -------

       Total liabilities and
       stockholders' equity                     $ 3,739       $ 6,043
                                                =======       =======



See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Loss
(Amounts in thousands,
  except per share amounts)            Three months          Nine months
                                          ended                 ended
 (Unaudited)                           December 31,          December 31,
                                      1997      1996       1997       1996
--------------------------------      ----      ----       ----       ----

 Revenues:
   Licensing revenue                $   38       $95      $1,350    $1,432
   Merchandise sales, net               30       110         131       232
       Total revenues                   68       205       1,481     1,664
 Operating costs
 and expenses:
   Cost of revenues                      8        47          52        88
   Selling, general
   and administrative                1,217     1,136       3,610     3,683
   Total operating costs
   and expenses                      1,225     1,183       3,662     3,771

 Operating income (loss)            (1,157)     (978)     (2,181)   (2,107)

 Chapter 11
 administrative expenses                 -      (214)          -      (602)

 Other income (expense), net            35       129         138       196
 Income(loss)from
 continuing operations              (1,122)   (1,063)     (2,043)   (2,513)

 Discontinued operations:
   Gain on liquidation
   of Data One                           -       531           -       531
 Income from discontinued
 operations                              -       531           -       531


 Net income (loss)                 $(1,122)    $(532)    $(2,043)  $(1,982)

 Basic and diluted loss
 per common share:
   Loss from continuing
   operations                        $(.79)   $(1.04)     $(1.62)   $(2.46)
   Income from
   discontinued operations               -      $.52           -      $.52
 Net loss per common share           $(.79)    $(.52)     $(1.62)   $(1.94)
 Weighted Average Number
 of Common Shares used
 in basic and diluted
 calculation                         1,413     1,022       1,258    1,022


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

 Nine months ended December 31,                    1997          1996
---------------------------------------------------------------------
                                             (Unaudited)   (Unaudited)
 Cash flow from operating activities:
   Net loss                                     $(2,043)      $(1,982)
   Adjustments to reconcile net loss
   to net cash used by
   continuing activities:
     Depreciation and amortization                   95           101
     Inventory reserve                              (13)            -
     Gain  on liquidation of Data One                 -          (531)
     Gain  on sale of marketable
     securities                                      (6)            -
     Loss on sale of equipment                        6             -
     Issuance of common stock                        37             -
     (Increase) decrease in:
       Accounts receivable                          246         1,093
       Prepaid expenses and
       other assets                                  53          (195)
     Increase (decrease) in:
       Accounts payable, accrued
       liabilities and other
       liabilities                                 (321)       (2,349)
       Liabilities subject to
       compromise                                     -          (163)
         Net cash used by continuing
         operations                              (1,946)       (4,026)
                                                -------       -------
         Net cash used by
         discontinued operations                      -          (121)
---------------------------------------------------------------------
         Net cash used by operating
         activities                              (1,946)       (4,147)
---------------------------------------------------------------------
 Cash flows from investing activities:
   Proceeds from sale of marketable
   securities                                     1,759             -
   Purchase of marketable securities                  -        (3,826)
   Loans to employees                               (34)            -
   Proceeds from sale of property
   and equipment                                      3             -
   Capital expenditures                            (114)          (99)
---------------------------------------------------------------------
        Net cash (used) provided
        by investing activities                   1,614        (3,925)
---------------------------------------------------------------------
 Cash flow from financing activities:
   Purchase of treasury stock                        (3)            -
---------------------------------------------------------------------
         Net cash provided (used)
         by financing activities                     (3)            -
---------------------------------------------------------------------
 Net increase (decrease) in cash
 and cash equivalents                              (335)       (8,072)
 Cash and cash equivalents,
 beginning of year                                3,132        13,123
---------------------------------------------------------------------
 Total cash and cash equivalents,
 end of period (including cash
 amounts in net assets of
 discontinued operations)                       $ 2,797       $ 5,051
                                                =======       =======

 Supplemental disclosures of cash flow information:
   Cash paid during the year
   for interest                                 $     -       $     -
   Cash paid during the year
   for income taxes                             $     9       $     2


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

    (a) Business

        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), are developing software designed to make Internet/Intranet access a faster, more productive and enjoyable experience. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology. Since January 1995, Spectrum's current management has implemented strategies to resolve the many financial, legal and litigation problems inherited from prior years and has refocused the business direction of the Company.

        While continuing to rely on license fees, royalties and the sale of products related to its patents for revenues (the "legacy business"), Spectrum's business objective is to become a key provider of value-added Internet remote access communications software and related products. This software is expected to enable more efficient Internet/Intranet information access and is designed primarily for use over dial up land lines, but will also be applicable for use over wireless links. Information about the Company and FASTLANE(TM), Spectrum's Internet software, are available on the Internet at www.spectruminfo.com. The intended software will not be covered by Spectrum's existing patent portfolio. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

        Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses its technology to leading manufacturers of integrated circuits and modems and to other related data communications product providers. Spectrum also developed direct connect cellular data transmission activation kits (cellphone software drivers and cables) and licenses a distributor to market them to some of the Company's licensees and end users. These two components - marketing of activation kits and technology licensing - are the current sources of operating revenues.

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

    (d) Principles of Consolidation

        These consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary Cellular as of and for the nine months ended December 31, 1997 and 1996. The Company discontinued the operations of its Data One subsidiary during fiscal year 1994 and its Computer Bay subsidiary during fiscal year 1995. Data One was liquidated in Chapter 11 on October 4, 1996. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandated the liquidation of Computer Bay, control of Computer Bay was transferred from the Company to the Computer Bay trustee. As a result, the net liabilities of Computer Bay have been eliminated from the consolidated financial statements of the Company. All intercompany transactions have been eliminated.

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

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of December 31, 1997, and the results of its operations and its cash flows for the interim periods presented. Interim period results are not necessarily indicative of full year results of operations.

    (e) Revenue

        On September 30, 1997, the Company entered an agreement with a leading modem chipset manufacturer that converted its existing master license agreement to a broader license under the Company's legacy technology. The new agreement provided for a non-recurring significant up front payment and guaranteed increased royalty payments over two years. Under the terms of the revised agreement, however, the Company expects reduced royalties from certain of the chipset manufacturer's customers because the chipset manufacturer is allowed to sell certain chipsets with full pass through rights to the Company's technology without need for an additional sublicense from the Company. Under the agreement, the Company will continue to be the preferred source of cables used to activate cellular capable modems. The agreement also provides for a strategic relationship where the parties will meet to discuss product development and possible future business arrangements.

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

      Spectrum's mission is to develop software that makes Internet/Intranet access a more productive experience. As described in the Company's Annual Report on Form 10-K, Spectrum is developing a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the service provider and corporate markets. FASTLANE(TM), the first product of the suite, is being designed as a software server implementation to significantly improve the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 128 kbps. Developed primarily for Internet Service Providers (ISPs) and On-line Service Providers
(OSPs), FASTLANE(TM) is intended to give ISPs and OSPs the ability to offer subscribers faster and smarter Internet access and a more productive experience. FASTLANE(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial up connections.

      FASTLANE(TM) combines proprietary architecture and algorithms with optimized processing techniques and is intended to enable more efficient information transfer over wide area networks using Internet and Intranet technologies. It is designed to minimize the inefficiencies inherent in Internet interactions between standard Web browsers and Web servers. The software attacks the problem of limited bandwidth on the final connection between the remote user and the Internet. Developed primarily for dial up access, FASTLANE(TM) uses Content Management Agents
(CMAs) that process the data on one side of an Internet connection and transmit it to the user. This technology can be adopted to provide a wide variety of value added capabilities between network connected clients and servers with the addition of client software for future releases of the INTELLIGENT PIPE(TM) suite of software. Spectrum's initial set of CMAs are used in FASTLANE(TM) and designed to accelerate Web browsing speed.

      As with any software, implementation is complex and time consuming. The Company is completing a beta release version of its FASTLANE(TM) server that it has been demonstrating to potential customers, analysts and trade magazines for evaluation. The beta release significantly improves the speed at which most popular graphic images are transmitted during Web browsing without material loss of image quality. The Company is continuing the development of user interface characteristics and the installation/administration functions of the software to make it suitable for commercial release. One ISP, with approximately 1,000 dial-up subscribers, has agreed to install FASTLANE(TM) and conduct market trials. The Company is continuing to seek other ISPs to conduct market trials of the beta release. The Company's future development plans include features aimed at improving the performance of FASTLANE(TM) and adding functionality beyond acceleration. There can be no assurances that Spectrum will successfully complete the development of this software and introduce it according to the Company's development schedule or that FASTLANE(TM) will be competitive within its product class. Even if the Company's software performs up to the Company's expectations, there can be no assurance that a market will develop for the Company's product or that competing technologies or products will not capture the opportunity before Spectrum. (See Risk Factors).

      With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components - marketing of activation kits and technology licensing comprise the Company's operating revenues during this fiscal year. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop and market its new line of remote access communications software and related products to increase revenues. (See Liquidity and Capital Resources.)

      Spectrum has reduced the operating expenses associated with its legacy business and is leveraging its legacy assets to increase working capital necessary to help fund the Company's remote access Internet software development efforts. In connection with this effort, Spectrum entered an agreement on September 30, 1997 with a leading modem chipset manufacturer that converted its existing master license agreement to a broader license under Spectrum's legacy technology. The new agreement provided for a significant up front payment and guaranteed increased royalty payments over two years. Under the terms of the revised agreement, however, the Company expects reduced royalties from certain of the chipset manufacturer's customers because the chipset manufacturer is allowed to sell certain chipsets to its customers with full pass through rights to Spectrum's technology without need for an additional sublicense from Spectrum. Under the agreement, Spectrum will continue to be the preferred source of cables used to activate cellular capable modems. The agreement also provides for a strategic relationship where the parties will meet to discuss product development and possible future business arrangements. Spectrum also entered a license agreement in October 1997 with a distributor to assume some or all of the Company's activation kit (cables and/or associated software used to activate cellular capable modems) business. Under the agreement, the distributor has committed to undertake specified marketing efforts to stimulate the market for activated cellular capable modems and will pay Spectrum a royalty for each activation kit it sells.

      Spectrum continues to investigate other alternatives to maximize the value of its legacy assets and improve the financial performance of its legacy business. However, management does not believe that the successful implementation of any or all of these alternatives with respect to the legacy business will be sufficient to completely offset operating losses without successful implementation of the strategy related to the new remote access Internet software business.

Consummation of the Company's Plan of Reorganization

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

      In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan (the "Effective Date"). The Plan provided all administrative creditors with full payment (unless a lesser amount was agreed upon or ordered by the Bankruptcy Court) and all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the filing date thereon. It also settled the class action lawsuits of approximately $676,000,000 filed against the Company by the payment by the Company of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. In addition, under the settlement, the plaintiffs are to receive the proceeds, net of certain fees and expenses, from insurance policies covering the liabilities of the Company's directors and officers and, as a result of court supervised negotiations and at the recommendation of the District Court, approximately $1,350,000 (in cash or publicly traded securities) from the various individual defendants in the action. Although then existing Spectrum shareholders were substantially diluted under the terms of the Plan, such shareholders obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also called for management, employees and non-executive directors of the Company participating in developing the Plan to receive the remaining 10% ownership pursuant to Bankruptcy Court approved incentive plans.

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


 (Amounts in thousands)
 Three Months Ended
 December 31,                     1997         %        1996         %
----------------------------------------------------------------------
 Revenues                      $    68       100        $205       100
                               -------   -------     -------   -------
 Operating costs
 and expenses:
   Cost of revenues                  8        11          47        23
   Selling, general
   and administrative            1,217     1,790       1,136       554
                               -------   -------     -------   -------
 Total operating costs
 and expenses                    1,225     1,801       1,183       577
                               -------   -------     -------   -------

 Operating income (loss)       $(1,157)   (1,701)      $(978)     (477)
                               =======   =======     =======   =======


 (Amounts in thousands)
 Nine Months Ended
 December 31,                     1997         %        1996         %
-----------------------------------------------------------------------
 Revenues                      $ 1,481       100     $ 1,664       100
                               -------   -------     -------   -------
 Operating costs
 and expenses:
   Cost of revenues                 52         4          88         5
   Selling, general
   and administrative            3,610       244       3,683       222
                               -------   -------     -------   -------
 Total operating costs
 and expenses                    3,662       248       3,771       227
                               -------   -------     -------   -------

 Operating loss                $(2,181)     (148)    $(2,107)     (127)
                               =======   =======     =======   =======


Revenues

      Revenues decreased approximately $137,000 or 67% and $183,000 or 11%, respectively, for the quarter and nine months ended December 31, 1997 as compared to the quarter and nine months ended December 31, 1996 primarily due to decreased merchandise sales of approximately $80,000 or 73% and $101,000 or 44%, respectively, and decreased licensing revenues of approximately $57,000 or 60% and $82,000 or 6%, respectively. Merchandise sales decreased because of lower demand and the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business. Under the agreement, the distributor has committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells. The decrease in licensing revenues is primarily related to a decrease in royalties that the Company has recognized as a result of the AT&T divestiture while it discusses the effect of the AT&T breakup on the intellectual property license between AT&T and Spectrum and the spun off entities. Also, during the prior fiscal year, the Company received royalties from a certain licensee for past due royalties pursuant to an agreement. During the current fiscal period, there were no such agreements. These decreases were offset by an increase in revenues associated with a leading modem chipset manufacturer. The Company entered a new licensing agreement with this licensee which resulted in the recognition of approximately $1,152,000 in licensing income for September 1997. (See Business).

Operating Costs and Expenses

      Operating costs and expenses for the three months ended December 31, 1997 increased approximately $42,000 or 4% when compared to the three months ended December 31, 1996 due to increased selling, general and administrative expenses of approximately $81,000 or 7% offset by decreased cost of sales of approximately $39,000 or 83%.

      Operating costs and expenses for the nine months ended December 31, 1997 decreased approximately $109,000 or 3% when compared to the nine months ended December 31, 1996 due to decreased selling, general and administrative expenses of approximately $73,000 or 2% and decreased cost of sales of approximately $36,000 or 41%.

      The increase in selling, general and administrative expenses for the quarter ended December 31, 1997 as compared to the same period in the prior year was primarily the result of increased outside services of approximately $256,000 or 356% due to the retention of independent contractors to assist in the Company's development and marketing activities, which was offset by a decrease in personnel and related expenses of $53,000. This increase was also offset by a decrease in legal fees of approximately $78,000 or 59% due to the reduction of legal expenses post bankruptcy. Insurance expense decreased approximately $31,000 or 39% for the three months ended December 31, 1997 as compared to the three months ended December 31, 1996, primarily as a result of decreased directors' and officers' insurance premiums.

      The decrease in selling, general and administrative expenses for the nine months ended December 31, 1997 was primarily the result of a decrease in legal fees of $470,000 or 72% due to the reduction of legal expenses post bankruptcy. Insurance expense decreased approximately $99,000 or 36% for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996, primarily as a result of decreased directors' and officers' insurance premiums. License expense decreased $65,000 as a result of a renegotiated license agreement. These decreases were offset by an increase in outside services of approximately $634,000 or 298% for the nine months ended December 31, 1997 as compared to the same periods in the prior year due to the retention of independent contractors to assist in the Company's development and marketing activities.

Operating Income/Loss

      For the quarter and nine months ended December 31, 1997, the operating loss increased approximately $179,000 or 18% and $74,000 or 4%, respectively, as compared to the same periods in the prior year primarily due to decreased revenues.

Other Income and Expense

      For the quarter and nine months ended December 31, 1997, other income decreased $94,000 and $58,000, respectively, to $35,000 and $138,000, respectively, as compared to the quarter and nine months ended December 31, 1996. Interest income decreased approximately $89,000 or 72% and $193,000 or 59%, respectively, for the three and nine months ended December 31, 1997 as compared to the three and nine months ended December 31, 1996 because the Company had lower cash balances for the quarter and nine months ended December 31, 1997 than during the periods ended December 31, 1996 as a result of creditor payments of approximately $3,250,000 pursuant to the consummation of the Plan of Reorganization. During the nine months ended December 31, 1996, the Company sold an investment which resulted in a loss of approximately $142,000.

Liquidity and Capital Resources

      Since inception, the Company has experienced significant operating losses from continuing operations and operating cash flow deficits which ultimately caused the Company to reorganize under Chapter 11 bankruptcy protection. Post bankruptcy, the Company expects operating losses to continue until such time as it successfully develops and markets its new line of Internet software. The Company continues to review expenses in order to conserve cash and is investigating alternatives to address the continued negative cash flow. The Company also continues to assess the Company's opportunity to successfully build revenues from its new software development and marketing efforts.

      During the nine months ended December 31, 1997, working capital (current assets less current liabilities) decreased by approximately $1,993,000 due to a decrease in cash and marketable securities of $2,063,000. The decrease is due to the payment of approximately $1,491,000 in operating expenses and $455,000 in bonus expenses for all employees, primarily in accordance with Bankruptcy Court approved success bonus and new hire employment contracts.

      Net cash used by operating activities decreased from $4,147,000 for the nine months ended December 31, 1996 to $1,946,000 for the period ended December 31, 1997. The decrease of $2,201,000 was primarily due to the reduction of bankruptcy related expenditures of approximately $2,957,000 in 1996, offset by the decreased cash received from licensing accounts receivable of approximately $434,000 as compared to 1996 and bonus expenses of $455,000 paid in 1997.

      The Company reported net cash used by investing activities of $3,925,000 for the nine months ended December 31, 1996 as compared to net cash provided by investing activities of $1,614,000 for the nine months December 31, 1997. The marketable securities component of investing activities changed due to a $3,826,000 reduction in the purchase of marketable securities in 1997 as compared to 1996 and the $1,759,000 proceeds from the sale of marketable securities in 1997. The Company also extended loans, collateralized by common stock, totaling $34,000, to certain of its employees to pay the withholding taxes associated with the distribution of common stock pursuant to the Company's stock incentive plans. Further, capital expenditures increased approximately $15,000 for the nine months ended December 31, 1997 as compared to the nine months ended December 31, 1996. These expenditures primarily relate to equipping the technical development office in the Boston, Massachusetts area. Capital expenditures for the year ended March 31, 1998 are expected to be approximately $250,000.

      Net cash used by financing activities increased to $3,000 for the nine months ended December 31, 1997 due to the purchase of treasury stock. There were no financing activities for the nine months ended December 31, 1996.

      The Company projects it will have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Management believes the Company's long term (i.e., beyond 12 months) liquidity depends upon the Company's ability to develop and sell the INTELLIGENT PIPE(TM) remote access communications software suite and related products to generate a positive cash flow from its reorganized business and, if necessary, to raise capital. The accompanying financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully achieve management's plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Risk Factors

      Overview. Spectrum has suffered significant losses from continuing operations in each fiscal year since inception. Even after the Company's recent restructuring, management does not believe that the sales of its existing legacy products and expected royalty revenues associated with the licensing of its existing proprietary technology will be sufficient to reverse losses given the Company's operating performance and expenses. Management expects to have a continued negative cash flow while the Company attempts to develop and market its new line of Internet software to increase revenue. This anticipated negative cash flow combined with the Company's limited capital resources creates a significant risk that the Company will have difficulty continuing to fund the marketing and development of its Internet software with its existing capital resources without increasing revenues and/or raising capital. (See Limited Capital Resources).

      Risks associated with Spectrum's strategy include, but are not limited to: improving the financial performance in the legacy business; overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility in the marketplace; successfully developing software products that bring value to users of data communications in corporate and Internet Service Provider markets; developing new channels for distribution; hiring and retaining key technical and marketing staff to implement the strategy; competing successfully within markets where competitors have significantly more resources and access to capital than the Company; realization of market forecasts regarding market growth in the service provider market segments; and the ability of the Company to raise additional capital, if necessary. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve a successful turnaround.

      Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. To address these risks, the Company must, among other things, address the financial performance of its legacy business. Concurrently, to effectively enter the Internet communications software market, Spectrum must establish management and technical credibility as well as financial viability with potential customers, continue to attract, retain and motivate qualified persons, and develop market opportunities and acceptance of its new products. There can be no assurance that the Company will be successful in addressing such risks.

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

      Competition. The market for remote access Internet software is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Companies that have announced Web performance software or software/hardware solutions similar or related to Spectrum's technology include Compaq, Intel and Shiva. Intel released its Web performance software solution in January 1998 and three national ISPs have announced that they plan to offer Intel's faster access software as a premium service. It was also reported that Intel is in discussions with the 30 largest ISPs, the most likely potential market for Spectrum's software. These and other potential competitors have longer operating histories producing software products, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. In order to successfully compete in this market, Spectrum must be able to differentiate its products based on its value proposition, including price, performance and scalability for additional features. Such competition could prevent Spectrum from successfully entering the market and materially adversely affect the Company's business, operating results or financial condition.

      The Company has appointed a distributor to sell activation kits to licensees of its technology and their customers. The license arrangements that the Company has entered with most manufacturers enables them to sell activation kits for use with their respective products without additional royalty obligation. These licensees compete with Spectrum's primary distributor. The Company is no longer actively manufacturing or selling activation kits itself, but earns a royalty for each kit sold by the primary distributor it has appointed and certain licensees.

      Synergies may exist between the Company and its competitors. Spectrum is engaged in assessing and evaluating such synergies and potential partnerships. However, there can be no assurance that these activities will result in favorable business arrangements.

      New Product Development and Technological Change. Substantially all of the Company's current and near term revenues are expected to be derived from the licensing of its proprietary technology and sale of its associated activation kit products. Given the limited revenue being generated and expected to be generated from this existing business, it is essential for Spectrum to generate revenues from its new product developments.

      The Company's ability to design, develop, test, market and support its remote access Internet communications software and related products and enhancements on a timely basis that meet changing customer needs and respond to technological developments and emerging industry standards are critical to the Company's long term success. Time to market, of the initial FASTLANE(TM) product release, is essential to its success. There can be no assurance that the Company will successfully complete the development and marketing of this new software and related products in a timely manner that successfully competes with Intel's and other announced similar products or that future release of the software meet changing customer needs and respond to such technological changes or evolving industry standards. Sales of the Company's new Internet remote access software products will be highly dependent on whether the products add substantial value to service providers and their subscribers. Also, certain elements of the Company's new technology may be covered by patents owned by others which may require licenses. The Company's inability to introduce and sell the products that it is currently developing in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

      Evolving Distribution Channels. Spectrum has historically sold its legacy business activation kit products to its licensees, most of which are original equipment manufacturers ("OEMs") in the modem industry. Given the limited distribution of its products through these channels, the Company has appointed a distributor to attempt to stimulate sales of activation kits. Although the Company receives a royalty for each kit sold by the licensee/distributor, the Company does not expect these revenues to be material given the size of the market.

      Spectrum's existing OEM channels will not be the primary channels for distribution of its new line of remote access software that is under development. Spectrum must develop new channels that primarily include Internet service providers. Spectrum has not previously sold products into these channels. Failure to develop new channels will inhibit the Company's ability to generate revenues from the Company's new software products and will likely result in continued operating losses and negative cash flow.

      The Company plans to develop a limited sales force and expand its marketing efforts. There can be no assurance that such internal expansion will be successfully completed, or that the Company's sales and marketing efforts will enable it to successfully compete against the significantly more extensive and well-funded sales and marketing operations of current or potential competitors. The Company's inability to acquire key personnel and effectively manage its internal expansion could have a material adverse effect on the Company's business, operating results or financial condition.

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

      The Company's future success also depends on its continuing ability to identify, attract, hire, train and retain other highly qualified technical and marketing personnel. Competition for such personnel is intense, and given Spectrum's past history and performance, there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

      Limited Capital Resources. The Company has limited capital resources to invest in product development and marketing and selling. It is critical, therefore, to the Company's business, operating results and financial condition that timely new product introduction and market acceptance including revenue generation is achieved. Any delays in product availability will give competition an advantage and can have a material adverse effect on the Company's business, operating results and financial condition. As the Company's existing capital resources are depleted by continuing operations, including investment in new product development and losses associated with its legacy business, it becomes increasingly likely that the Company will need to raise capital to fund the development and marketing of its new software products. Spectrum's management believes that it will need to raise capital and has begun to investigate alternatives for so doing. As part of Spectrum's bankruptcy reorganization efforts, between October of 1995 and January of 1996, the Company through its financial advisor contacted 48 potential investors regarding interest in investing or developing a strategic relationship with Spectrum, none of whom expressed an interest at that time when product strategies were in their early stages. There can be no assurances that Spectrum's new Internet software development efforts will interest potential investors.

      Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

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

Spectrum Information Technologies, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

      On July 10, 1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of six issued patents relating to wireless data transmission. The interference is in its earliest stages and neither Compaq nor Spectrum have submitted arguments supporting their respective claim of ownership to the Patent Office. The parties have jointly requested and received extensions of time to file preliminary statements and motions while the parties engage in settlement discussions. The Company does not expect the interference proceeding to materially impact Spectrum's legacy business because the Company believes that most commercially practicable methods to transmit data via circuit switched cellular networks are covered by other claims in the '218 Patent or the Company's other issued patents. The proceeding does not relate to the Company's Internet software development.

      In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against Salvatore T. Marino, a current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. As previously reported by the Company, the SEC notified Mr. Marino in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed Mr. Marino as an executive officer. Mr. Marino has denied any wrong doing and is represented by independent counsel in this matter. Mr. Marino is seeking to have the Company advance the legal fees that he incurs in defense of this action pursuant to his Bankruptcy Court approved employment agreement. The Company is currently examining its obligation to continue to advance these fees.

      As previously reported by the Company, during May 1997, the SEC and Spectrum reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. Spectrum neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action against Mr. Marino. The SEC did not seek monetary penalties and recognized that Spectrum's current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation. As part of the order, the SEC found that in 1992 Spectrum violated the registration provisions of the Securities Act of 1933 when Spectrum controlled the issuance and exercise of stock options and the sale of underlying shares without having a valid registration statement in effect for these shares. The SEC also found that Spectrum, through the actions of certain former officers, violated the anti-fraud, reporting and record-keeping provisions of the federal securities laws in connection with the false and misleading accounting treatment for license fees pursuant to certain intellectual property license agreements that it entered in 1993.

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

Dated:      February 3, 1998

                          SPECTRUM INFORMATION TECHNOLOGIES, INC.

                          By  /s/ Donald J. Amoruso
                            ------------------------------
                              Donald J. Amoruso
                              President, Chief Executive Officer and
                              Chairman of the Board of Directors


                          By  /s/ Barry J. Hintze
                            ------------------------------
                              Barry J. Hintze
                              Controller and
                              Principal Accounting Officer