Form 10-K
period 1998-03-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1998-06-26
CIK 812551

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934
             For the Fiscal year ended March 31, 1998

                   Commission File No. 0-15596

             Spectrum Information Technologies, Inc.
      (Exact name of registrant as specified in its charter)

         Delaware                             75-1940923
  (State of incorporation)                 (I.R.S. Employer
                                        Identification Number)

                     2700 Westchester Avenue
                     Purchase, New York 10577
                          (914) 251-1800
        (Address including zip code of principal executive
           offices and Registrant's telephone number,
                      including area code)

Securities registered pursuant to section 12(b) of the Act:
                                   Name of each exchange
  Title of each class               on which registered
        None                          Not applicable

Securities registered pursuant to section 12(g) of the Act:
             COMMON STOCK, PAR VALUE $.001 PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES [ X ] NO [   ]


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment of this Form 10-K.   [ X ]

      The aggregate market value of voting common stock held by nonaffiliates of the Registrant as of June 12, 1998 was approximately $1,259,000 based on the average of the high and low prices of the Common Stock on June 12, 1998 of $.86 as reported by the National Quotation Bureau.

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES [ X ] NO [   ]


As of June 12, 1998, the registrant had outstanding approximately
1,570,000 shares of its Common Stock, par value $.001 per share.


               DOCUMENTS INCORPORATED BY REFERENCE

 Certain information as set forth in Part IV (Item 14) has been incorporated by reference from the Company's Annual Report on Form 10-K, as amended, for the fiscal years ended March 31, 1990,
    1993, 1995, 1996 and 1997 and the Company's Registration Statements on Form 10 dated April 10, 1987 and on Form S-8 dated
               March 31, 1997 as set forth herein.

                SPECTRUM INFORMATION TECHNOLOGIES, INC.

                           INDEX TO FORM 10-K
                FOR THE FISCAL YEAR ENDED MARCH 31, 1998

 Item                                                       Page
 No.                                                        No.
 ----                                                       ----

                              Part I

   1  Business.............................................   2

   2  Properties...........................................  13

   3  Legal Proceedings....................................  13

   4  Submission of Matters to a Vote
      of Security Holders..................................  14


                             Part II

   5  Market for the Registrant's Common Equity and
      Related Stockholder Matters..........................  15

   6  Selected Financial Data..............................  16

   7  Management's Discussion and Analysis of
      Financial Condition and Results of Operations........  16

   8  Financial Statements and Supplementary Data..........  20

   9  Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure...............  21


                             Part III

  10  Directors and Executive Officers of the
      Registrant...........................................  21

  11  Executive Compensation...............................  21

  12  Security Ownership of Certain Beneficial
      Owners and Management................................  24

  13  Certain Relationships and Related Transactions.......  24


                             Part IV

  14  Exhibits, Financial Statements Schedules and
      Reports On Form 8-K..................................  25

             SPECTRUM INFORMATION TECHNOLOGIES, INC.
                            FORM 10-K
             FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                              PART I

Item 1.  Business.

Overview

      Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), have been developing software and related services designed to make Internet/Intranet access a faster, more productive and enjoyable experience. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy (See Item 3 - Legal Proceedings - Bankruptcy Proceedings).

      As stated above, Spectrum's business objective is to develop software and offer related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience. Spectrum plans to develop a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the Internet service provider and corporate markets. FastLane(TM), the first product of the intended suite, is a software server that performs compression that significantly improves the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available to direct dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers. Users can sign up for the FastLane(TM) Service on Spectrum's Web sites at www.spectruminfo.com. and www.fastlanehome.com

       Spectrum is actively seeking to raise capital to implement this business strategy. Unless Spectrum successfully raises this capital, the Company projects that it will have adequate capital to sustain its operations until September 1998, or possibly December 1998, depending on how successful the Company is concluding licensing discussions regarding its legacy technology to fund its continuing operations.

      With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components - marketing of activation kits and technology licensing comprise the Company's operating revenues during this fiscal year. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop and market its Internet related products and services. (See Liquidity and Capital Resources.)

      The Company's executive offices are located at 2700
Westchester Avenue, Purchase, New York 10577.

Spectrum's 1997 Reorganization

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

      On March 31, 1997 (the "Effective Date"), Spectrum consummated its proposed Chapter 11 plan of reorganization (the "Plan"). The Plan provided all administrative creditors with full payment, settled all material litigation pending against the Company and provided all general unsecured creditors with 100% of the value of their claims plus 6% interest per annum from the bankruptcy filing date thereon. It also settled the $676 million class action lawsuits filed against the Company by the payment of $250,000 and the delivery of approximately 45% of the equity ownership in Spectrum to a trustee to be distributed to the members of the class. Although then existing Spectrum shareholders were substantially diluted under the terms of the Plan, the shareholders as of the Effective Date obtained the majority of the 45% equity ownership in Spectrum set aside for existing shareholders and certain creditors. The Plan also provided that the remaining 10% of the equity ownership be distributed among officers, employees and non-executive directors. (See Item 3 - Legal Proceedings - Bankruptcy Proceedings).

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

      In 1993, the Company commenced a licensing program for its patented technology and has entered license agreements with many major modem and integrated circuit manufacturers. Current revenues from royalties under these agreements and existing product sales have failed to meet prior expectations. The Company has been attempting to convert some or all of these agreements to paid up agreements to fund its current research and development and business strategy. Accordingly, as reported during this fiscal year, the Company has increased its focus on the development of software and related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience for dial up modem users.

      In May 1993, the Company was named as a defendant in a consolidated class action (in which the plaintiffs filed a proof of claim alleging $676 million in damages in the Company's pending bankruptcy) and became involved in related legal proceedings and lawsuits (See Item 3 - Legal Proceedings - Securities Related Proceedings). The expense associated with these proceedings, in addition to continuing operating losses, contributed to the Company's decision to file its Chapter 11 bankruptcy petition in January 1995.

      In January 1995, the Company engaged Donald J. Amoruso as President and Chief Executive Officer. At the time of Mr. Amoruso's employment, a new Board of Directors was elected to replace the then existing Board. In late January 1995, the Company and three of its operating subsidiaries filed the Chapter 11 bankruptcy petitions to conserve limited resources needed to resolve outstanding litigation and to allow the Company time to develop its core business. Spectrum consummated its plan of reorganization on March 31, 1997. (See Item 3 - Legal Proceedings
- Bankruptcy Proceedings).

Spectrum's Strategy

      Statements contained in this Item 1 Business section and elsewhere throughout this report contain forward looking statements that are based on current expectations about Spectrum's business, its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential," "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth below. The Company's failure to successfully implement this strategy or its failure to raise capital near term will prevent the Company from continuing as a going concern.

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

Spectrum addressed this problem by developing a product-oriented strategy as part of its licensing program intended to motivate its original equipment manufacturer ("OEM") modem customers (licensees) to purchase and actively market Spectrum's proprietary activation kit. Notwithstanding this more attractive licensing program, Spectrum's market share for cellular data products has not grown. The continued poor performance and its need to fund its Internet/Intranet research and development and business strategy has led Spectrum to convert material licenses to paid up agreements and engage a distributor to take over the activation kit sales business during fiscal year ended March 31, 1998.

Products and Services, and Products Under Development

      On May 4, 1998, Spectrum announced that it was offering free trials of its proprietary compression software for a limited time with the introduction of FastLane(TM), the world's first Web Acceleration Service. The service is available directly to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. Interested users can sign up for the FastLane(TM) Service on Spectrum's Web sites at www.spectruminfo.com. and www.fastlanehome.com. The Company is currently outsourcing most of its FastLane(TM) Service operations at NaviSite, a full service data center in Andover, MA. Spectrum recently hired James G. Moore, formerly Director of Network Operations and Internet Services at Prodigy, as Director of Internet Operations to manage Spectrum's service.

      FastLane(TM) will also be available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers. Spectrum plans to implement a reseller program and recruit ISPs to resell the FastLane(TM) service to all or a portion of their subscribers. Many ISPs are constrained by financial limitations and Spectrum will be competing for their limited dollars.

      The FastLane(TM) Service features the first product of Spectrum's planned INTELLIGENT PIPE(TM) software suite. It combines proprietary architecture with optimized processing techniques and is intended to enable more efficient information transfer over wide area networks using Internet and Intranet technologies. The technology is designed to minimize the inefficiencies in Internet interactions between standard Web browsers and Web servers. It attacks the problem of limited bandwidth on the final connection between the remote user and the Internet or corporate Intranet. Developed primarily for dial up access, the FastLane(TM) Service uses Content Management Agents
(CMAs) that restructure the data received from Web servers before sending the data to the user requesting it. Extensions of this technology can be adopted to provide a wide variety of value added capabilities between network connected clients and servers. Spectrum's initial set of CMAs are designed to accelerate the download of graphically rich web images for most end users by a factor of up to three times for modem connections with speeds up to 56K.

      Spectrum believes that it has identified an opportunity to deliver a technology that provides improvements to the Web browsing experience for dial-up land line access to Internet connections. Spectrum sees opportunities for future proprietary CMAs that may include functions such as mapping of page formats to non-standard display platforms (i.e., Windows CE based Handheld Personal Computers) and compression of additional data types.

      Spectrum expects that its FastLane(TM) Service will be most valuable to individual users connected to the Internet through an ISP and to corporations providing dial in Intranet access. Development and marketing of a service targeted directly at end users is a significant challenge for a company with limited resources. Spectrum's management continually monitors development progress and market threats for deployment. If Spectrum determines during the development and deployment process that product performance or market acceptance are not meeting expectations, or capital resources are not available if needed, the Company will assess alternative strategies to maximize shareholder value.

The Industries

Internet Services and Technology

      The Internet marketplace is rapidly growing . Some estimates place the number of U.S. Internet subscribers at approximately 65 million with over 45% of U.S. households owning a computer. The Internet subscriber base is expected to grow to over 100 million by calendar year ended December 31, 1999.

      With this growth has come congestion on the Internet. Many users report frustration at the relatively slow speed of downloading images, audio, and video content and have coined the phrase the "The World Wide Wait". The provider companies response so far has been to increase the capacity of the backbone "pipes" that carry Internet traffic.

      While many service providers have focused on improving the backbone infrastructure of the Internet, relatively little attention has been paid to what Zona Research terms the "last critical mile". Zona defines this as the link between the ISP and the dial-up subscriber, which is typically an analog modem. Currently, this "last critical mile" is the bottleneck that causes user frustration by waiting for downloading of product images. This is the segment on which the FastLane(TM) impacts.

      The way a user can access the Internet via their ISP is generally broken down into two categories: High-speed and Low-speed. High-speed is typically considered anything in the T-1 speed class. While speed is the obvious benefit, high cost prohibits this solution from being viable for home users. Low-speed refers to the analog modem, which has been around for years and only most recently was the beneficiary of a technology focus. This has resulted in the current class of 56K modems. The vast majority of home users are using analog modems to connect to their ISPs. Dataquest predicts that by the year 2002 over 50% of Internet users will still be using analog modems as their access technology.

      The current state-of-art for analog modem technology is the 56K modem. Through some technical modifications , modem manufacturers have been able to demonstrate 56K performance under ideal conditions. Due to poor line conditions, a staggered rollout of 56K technology at the ISP, and other elements, users very rarely see an actual 56K connection. The average appears to be in the 34K to 40K range. A standards issue in 1997 inhibited the adoption of 56K technology; that issue has been resolved with the adoption of the V90 standard and for the past year most new systems have been shipping with 56K modems.

      The Company believes FastLane(TM) is an ideal complement to analog modems including the newest 56K modems. In internal tests, FastLane(TM) has demonstrated making a 56K modem appear to be working at speeds up to double its normal throughput rate for web pages with high graphic content. They are an important part of the target dial-up market for FastLane.

Competition

      In 1997, both Intel and Compaq announced similar solutions to FastLane(TM), but only Intel delivered a software product called QuickWeb. In January, 1998, three ISPs Erol's, Netcom, and GlobalCenter, formally offered Intel's QuickWeb as a premium service to their subscribers. In May, Intel stopped offering QuickWeb. As a result of Intel's withdrawal, Spectrum does not believe it has any direct competition with respect to an on-line acceleration service. There are, however, other technologies competing for consumer's mindshare that are attempting to improve the "last critical mile". In recent years several hybrid technologies have appeared for home use. With the exception of Integrated Services Digital Network, ("ISDN") which has been available for many years, technologies such as cable TV modems and Digital Subscriber Line ("xDSL") are currently discussed as the next prevalent alternatives for home use. While these relatively new high speed offerings are frequently cited in the press, industry experts such as Dataquest forecast that analog modems will still comprise over 50% of the way users access the Internet in the year 2002. These new technologies are expected to enjoy large growth rates, but it will take a number of years until a majority of the dial-up users migrate to other technologies.

      ISDN provides 128 Kbps access, which is adequate for most home users' needs. ISDN, however, has never garnered wide spread acceptance, because, among other things, support is fractious, pricing is expensive and installation set up on a user's computer is technically difficult.

      Spectrum also plans to implement a reseller program and recruit ISPs to resell the FastLane(TM) service to all or a portion of their subscribers. Many ISPs are constrained by financial limitations and Spectrum will be competing for their limited dollars. Caching has recently enjoyed a groundswell of interest and many ISPs are implementing caching solutions. In a caching system, an ISP stores popular Web pages at servers that are located close to their subscribers. If a user requests a page that is stored in the server's "cache" or memory, the ISP delivers the page from the cache and does not have to go to the Internet to retrieve the data. Unlike compression, however, caching only works on a portion of the Internet traffic, storing in cache memory the most popular web site requests. Compression, however, speeds the delivery of all Web pages with popular graphic images. Although Spectrum's technology is complementary to many of the available caching technologies, caching is sometimes seen as a competitor to Spectrum's compression.

      Spectrum's FastLane(TM) service will have to achieve significant market acceptance in the face of many available alternatives to be successful.

Mobile Data Communications  (Legacy Business)

      The development of networks linking portable computers, workstations, minicomputers and mainframes at separate locations has occurred primarily in connection with the decentralization of business operations, the environment of client/server computing. As a result, demand is also increasing for more sophisticated, cost-effective and reliable mobile data communication system solutions, including portable computers, wireless data communication devices, associated peripheral equipment, and software utilities for mobile applications.

      Computer and telecommunications companies have been making significant investments in the development and manufacturing of new mobile computing devices and wireless networks. As a result, the wireless communication industry has experienced the emergence of a number of competing digital wireless data network technologies and services such as Cellular Digital Packet Data ("CDPD"), Code Division Multiple Access ("CDMA"), Groupe Special Mobile ("GSM") and Personal Communication Services ("PCS"). The Company's proprietary technology (the legacy business) is particularly applicable to data transmission over analog circuit-switched cellular networks. The emerging digital wireless communications networks are competing with analog circuit switched cellular wireless data transmission resulting in a declining market for the Company's legacy technology.

      Although the mobile workforce continues to grow, the projected market for Spectrum's activation kits, which are sold by many leading modem manufacturers to their end user customers, has not materialized. Some of Spectrum's OEM customers which purchased activation kits under licensing arrangements reported that end-users have shown minimal interest in activating their cellular modems. These trends led the Company to focus on its Internet related technology and services.

Risk Factors

      Overview. Spectrum has suffered and continues to suffer significant losses from continuing operations. The Company's expenditures have increased recently as the Company deploys and markets its FastLane(TM) Web Acceleration Service in an attempt to grow subscribers. In light of the continued negative cash flow and limited capital resources, the Company will not be able to fund the marketing and development of its Internet software and services with its existing capital resources and must raise capital during the second or third quarter of its fiscal year ending March 31, 1999, depending on how successful the Company is concluding licensing discussions regarding its legacy technology to fund its continuing operations (See Limited Capital Resources).

      Other significant risks associated with Spectrum's strategy include, but are not limited to: overcoming the negative image Spectrum has developed in the past, and its ability to rebuild credibility in the marketplace; successfully developing software and services that bring value to Internet subscribers and Internet Service Provider markets; developing new channels for distribution; hiring and retaining key technical and marketing staff to implement the strategy; and competing successfully within markets where competitors have significantly more resources and access to capital than the Company. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve its business objectives.

    Limited Capital Resources. At the close of the fiscal year reported, the Company had total Cash and Cash Equivalents of approximately $1.6 million. During the quarter ended March 31, 1998, the Company's Cash and Cash Equivalents decreased approximately $1.2 million. The Company has limited capital resources to invest in product development, service deployment, marketing and selling. It is critical, therefore, that the Company raise money within the next several months to fund its operations and business strategy. There can be no assurances that Spectrum's new Internet technology and service business will interest potential investors. Further, the Company believes that an indemnification claim that it has received from a current employee related to activities that took place in 1993 may present an impediment to attracting investors. The Company cannot quantify the burden that this claim may place upon its capital resources at this time. (See Item 3 - Legal Proceedings; Securities Related Proceedings.) If the Company successfully raises capital, it is likely that existing stockholders' ownership will be materially diluted.

      Past Operating History. The Company's future must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. Concurrently, to effectively enter the Internet and services market, Spectrum must establish management and technical credibility as well as financial viability with potential customers and investors, continue to attract, retain and motivate qualified persons, and develop market opportunities and acceptance of its new products. There can be no assurance that the Company will be successful in addressing such risks.

      Changing and Segmented Market; Acceptance of the Company's Services and Products. The market for the Company's Web Acceleration Service is large, but difficult and expensive to penetrate. Unless the Company is able to grow a material subscriber base through word of mouth and other "grass roots" methods, it is unlikely that the Company will succeed without a substantial investment to fund the marketing and development of brand recognition. While the Company believes that its service offers substantial advantages, there can be no assurance that the Company's service will be successfully developed or become widely adopted. Additionally, the margins in service businesses are traditionally much lower than software businesses. The Company intends to market its service initially for approximately $4.95 per month. In order to sustain its existing infrastructure, the Company must quickly attract a material subscriber base.

      Competition. The market for Internet software and services is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Companies that have announced Web performance software or software/hardware solutions similar or related to Spectrum's technology include Compaq, Intel and others. Intel released its Web performance software solution in January 1998 and three national ISPs announced that they planned to offer Intel's faster access software as a premium service. It was also reported that Intel was in discussions with the 30 largest ISPs, the most likely potential reseller market for Spectrum's software. In June 1998, Intel announced that it was discontinuing its Web performance offering for business reasons, stating that the product did not ramp as quickly as Intel would have liked. There can be no assurance that Spectrum's strategy of marketing directly to end users will be successful.

      Other technologies that offer faster Internet connections are currently being developed and deployed, such as cable modems and DSL. Market forecasts indicate, however, that dial-up Internet access will continue to be the prevalent method of access for several years. If the faster access methods become widely adopted earlier than anticipated, Spectrum's available market will be reduced accordingly.

      Nearly all of these potential competitors have longer operating histories producing hardware and software products or offering services, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. In order to successfully compete in this market, Spectrum must be able to differentiate its services based on their value proposition, including price, performance and scalability for additional features. Such competition could prevent Spectrum from successfully entering the market and materially adversely affect the Company's business, operating results or financial condition.

      For its legacy business, the Company has appointed a distributor to sell activation kits to licensees of its technology and their customers. The license arrangements that the Company has entered with most manufacturers enable them to sell activation kits for use with their respective products without additional royalty obligation. These licensees compete with Spectrum's primary distributor. The Company is no longer manufacturing or selling activation kits itself, but earns a royalty for each kit sold by the primary distributor it has appointed and certain licensees.

      Synergies may exist between the Company and its competitors. Spectrum is engaged in assessing and evaluating such synergies and potential partnerships. However, there can be no assurance that these activities will result in favorable business arrangements.

      New Product Development and Technological Change. All of the Company's current revenues have been derived from the licensing of its proprietary technology and royalties from the sale of its associated activation kit products. Given the limited revenue being generated and expected to be generated from this existing business, it is essential for Spectrum to generate revenues from its new product developments offered through its Web Acceleration Service for dial up users of the Internet.

      Sales of the Company's new Internet service is dependent on the Company's ability to add substantial value to service providers or directly to their subscribers. Also, certain elements of the Company's new technology may be covered by patents owned by others which may require licenses. The Company's inability to introduce and sell the products and services that it is currently developing in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

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

      Spectrum's existing OEM channels are not the primary channels for distribution of its Web Acceleration Service. Spectrum must market effectively directly to dial up Internet users, and must develop new channels that include their ISPs and other Company's with Internet presence. Spectrum has not previously sold products into these channels. Failure to develop new channels will inhibit the Company's ability to generate revenues from the Company's new software products and will likely result in continued operating losses and negative cash flow.

      The Company has limited sales and marketing staff and resources. There can be no assurance that these resources will enable it to successfully compete against the significantly more extensive and well-funded sales and marketing operations of current or potential competitors.

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

      Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled technical and operational teams. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

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

Customers

      During the fiscal year ended March 31, 1998, sales of activation kits to SMART Modular Technologies, Supplynet Inc. and Simple Technologies accounted for approximately 34%, 19% and 13%, respectively, of the Company's merchandise sales. During the fiscal years ended March 31, 1997 and March 31, 1996, sales to SMART Modular Technologies and Global Village Communications accounted for approximately 55% and 27%, respectively, of the Company's merchandise sales. During the quarter ended December 31, 1997, the Company placed its remaining inventory valued at approximately $68,000 with its distributor, Supplynet Inc., on a consignment basis.

       The Company entered into an agreement with a distributor to assume the Company's activation kit business. Under the agreement, the distributor has committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells.

      During the fiscal year ended March 31, 1998 licensing and royalty revenues from Rockwell International accounted for approximately 74% of the Company's licensing revenue. During the fiscal year ended March 31, 1997 revenues from Rockwell International and Smart Modular Technologies accounted for approximately 62% and 18%, respectively. During the fiscal year ended March 31, 1996 approximately 82% and 12%, respectively, of the Company's licensing revenues were from US Robotics and Rockwell International.

      The Company has received no revenues from its newly introduced compression Web Acceleration Service. Subscribers are currently on a free trial basis until the Company starts selling the service. The Company is also actively investigating selling this service to ISPs who would resell the compression service to the subscribers.

Manufacturing

      The Company utilizes a distributor to manufacture and market its direct connect activation kit products. Hence, no product assembly is performed by the Company.

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

      The Company has regularly used the following trademarks and service marks to describe certain of its products and services, and considers each of these marks to be proprietary: SPECTRUM CELLULAR(R), SPCL(R), AXSYS(R), SPECTRUM CONNECTED(R), the SPECTRUM CONNECTED logo and DIRECT CONNECT AXSYS. The Company has obtained U.S. Federal trademark registrations for its SPECTRUM CELLULAR(R), SPCL(R) and AXSYS(R), SPECTRUM CONNECTED(R) and SPECTRUM CONNECTED logo marks and has (or plans to file) an application pending for federal trademark registration for DIRECT CONNECT AXSYS(TM) FastLane(TM) and INTELLIGENT PIPE(TM). These trademark registrations and applications provide legal notice to other parties that the Company claims exclusive rights in these marks. Since its bankruptcy filing, the Company has selectively proceeded to seek foreign patent and trademark rights based on its limited financial resources.

      With respect to the Company's Internet compression technology, the Company has filed a patent disclosure. However, the Company believes its success will depend primarily upon the experience, creative skills, technical expertise, and marketing and sales abilities of its personnel. Furthermore, given the rapid development of technology in the data communications industry, there can be no assurance that certain aspects of the Company's products do not infringe the proprietary rights of others.

Research and Development Expenditures

      During fiscal 1998, 1997 and 1996, the Company spent approximately $2,064,000, $1,252,000 and $366,000, respectively, on research and development. These expenditures are expected to significantly increase in fiscal year 1999 in accordance with management's current strategy to develop and market remote access communication software products and service.

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

Employees

      The Company currently employs 20 employees and enjoys a good relationship with its employees. No employee of the Company is a member of a labor union or other collective bargaining association.

      Implementation of the Company's strategy contemplates that the Company will increase the engineering staff during the 1999 fiscal year (See Spectrum's Strategy).

Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

   Name                      Age     Position with the Company
   ----                      ---     -------------------------

   Donald J. Amoruso          60     Chairman,
                                     Chief Executive Officer

   Sheldon A. Buckler         66     Director

   George Bugliarello         70     Director

   Robert D. Dalziel          63     Director

   Mikhail Drabkin            51     Chief Technical Officer

   Richard duFosse            49     Vice President - Engineering

   Christopher M. Graham      33     Vice President, General
                                     Counsel and Secretary

   Barry J. Hintze            41     Chief Financial Officer

   Christopher L. Wraight     38     Vice President - Marketing


Business Experience of Directors and Executive Officers

      Donald J. Amoruso became Spectrum's President, Chief Executive Officer and Chairman of its Board of Directors in January 1995. From 1991 to 1994, Mr. Amoruso founded and was the principal consultant of DMA Associates, a consulting firm specializing in management, marketing and turnaround strategies and alliances for small and mid-sized technology firms. Before 1991, Mr. Amoruso held several senior executive positions with Norden Systems, a subsidiary of United Technologies Corporation. As Senior Vice President and General Manager, he was responsible for three high technology business units: the Command, Control and Communications Systems operation based in Connecticut; the Marine and Ground Systems operation based in New York; and Norden Services Company of Maryland. All these units were extensively involved in computer software activities. Mr. Amoruso holds a Bachelors and Masters degree in electrical engineering from Manhattan College and Polytechnic University, respectively.

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

      George Bugliarello is the Chancellor of Polytechnic University, and was President from 1973 to 1994. Before joining Polytechnic University, Mr. Bugliarello was the Dean of Engineering, and a Professor of Civil Engineering and Biotechnology at the University of Illinois. Mr. Bugliarello was also a Professor of Biotechnology and Civil Engineering, and Chairman of the Biotechnology Program at Carnegie-Mellon University. Mr. Bugliarello holds degrees from the Massachusetts Institute of Technology, University of Minnesota, and the University of Padua. Mr. Bugliarello is the recipient of many professional honors, and has been associated with and held positions in numerous professional societies throughout his career. Mr. Bugliarello is on the Board of Directors of ANSER, Comtech Corporation, Educational Commission for Foreign Medical Graduates, Greenwall Foundation, Jura Corporation, MarketSpan Corporation, Lord Corporation, Symbol Technologies, Inc., and Teagle Foundation.

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

      Richard F. duFosse joined the Company as Vice President of Software Engineering in February 1996 and was elected Vice President of Engineering in May 1998. Immediately prior to joining Spectrum, Mr. duFosse provided consulting services related to software product development and mobile computing to Fortune 1000 clients. From 1990 through 1995, Mr. duFosse held several positions with Lotus Development Corporation. From 1994 through 1995, as Director of Mobile Computing, Lotus Business Partners Programs, Mr. duFosse created a business partner program to implement and deliver products to wirelessly enable Lotus Notes and cc:Mail. Mr. duFosse previously held the positions of Development Director, Mobile Computing Group and Senior Development Manager where he managed development of Lotus products for mobile computing. Mr. duFosse is a former Member of the Board of Directors of the Portable Computer and Communications Association and former Chairman of the Modem Architecture Subcommittee of the PCCA. Mr. duFosse received a Bachelor's Degree in Humanities and Technology, a Masters degree in Computer Science and an M.B.A. from Worcester Polytechnic Institute.

      Christopher M. Graham has served as General Counsel and Secretary of Spectrum since May 1995 and was also elected Vice President in May 1998. From July 1994 until May 1995, Mr. Graham served as Spectrum's Associate General Counsel. From 1992 until 1994, Mr. Graham was an attorney associated with the New York law firm of Kelley Drye & Warren. Mr. Graham served previously as an operations manager with The Chase Manhattan Bank in its Capital Markets and Foreign Exchange Sector. Mr. Graham received a Bachelor of Science degree in finance from Lehigh University and a Juris Doctorate degree from the University of Connecticut School of Law, where he was an Associate Editor of the Connecticut Law Review.

      Barry J. Hintze was elected Chief Financial Officer in May 1998. Mr. Hintze served as Spectrum's Controller since May 1995 and also as Principal Accounting Officer since September 1995. From 1988 to 1995 Mr. Hintze was Controller of CEL Communications, Inc. Before joining CEL Communications, Mr. Hintze served as the Assistant Controller of Delson Business Systems and held various accounting positions with Ticketron. Mr. Hintze holds a Bachelor of Science degree and an M.B.A. in finance from C.W. Post Center, Long Island University.

      Christopher L. Wraight joined Spectrum in March 1998 and was elected Vice President - Marketing in May 1998. Before joining Spectrum, Mr. Wraight held the position of Vice President of Marketing at start-up software companies Sovereign Hill Software (1997 - 1998) and FutureTense (1995 - 1996). Prior to these positions, Mr. Wraight held several marketing positions at Digital Equipment Corporation, including Director of Alta Vista Business Development, Internet Software Business Unit. Mr. Wraight also held marketing positions with Lotus Development Corporation from 1988 - 1995.

Item 2. Properties.

      The Company's headquarters occupy approximately 4,200 square feet of office space in an office building located on Westchester Avenue in Purchase, New York. The Company holds a lease for such offices expiring on April 30, 2001. The Company leases approximately 2,700 square feet of office space for its research and software product development in an office building located on Mount Royal Avenue in Marlboro, Massachusetts. This lease expires on July 31, 1999. The Company is also leasing an individual office in an executive office park near Redwood City, California for its research and development. This lease expires on September 15, 1998. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future.

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

      In March 1996, the United States Bankruptcy Court approved the Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization (the "Plan") Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation (collectively, the "Company") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation were substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. The effective date of the Plan was March 31, 1997 (the "Effective Date"). The material provisions of which are described in Note 1(b) to the Consolidated Financial Statements.

      The details of the Plan, the recapitalization, and the Company's by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. The Company's amended certificate of incorporation is contained in the Company's Registration Statement on Form S-8 dated March 31, 1997.

Securities Related Proceedings

      In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against Salvatore T. Marino, a current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. As previously reported by the Company, the SEC notified Mr. Marino in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed Mr. Marino as an executive officer. Mr. Marino has denied any wrong doing and is represented by independent counsel in this matter. Mr. Marino is seeking to have the Company advance the legal fees that he incurs in defense of this action pursuant to his Bankruptcy Court approved employment agreement. The Company is currently examining its obligation to continue to advance these fees and the extent of its indemnification of the former officer. It is not possible to estimate the damages to be assessed upon settlement of these proceedings at this time.

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

Other Proceedings

      On July 10, 1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of six issued patents relating to wireless data transmission. Spectrum and Compaq resolved this interference in March 1998 by reaching a cross-license and settlement agreement. The proceeding did not relate to the Company's Internet software development.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                             PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

      The common stock, par value $.001 per share, of the Company (the "Common Stock") was traded in the Nasdaq System from September 8, 1987 through December 18, 1990. Prior to this period, and from December 19, 1990 through June 11, 1991, the Common Stock traded in the over-the-counter market. From June 12, 1991 through April 27, 1992, the Common Stock again was traded in the Nasdaq System. The Common Stock was traded in the Nasdaq National Market System from April 28, 1992 through April 26, 1995. On April 27, 1995, during the first quarter of fiscal 1996, the Nasdaq delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria. The stock is currently being traded on the OTC Bulletin Board. There are currently 13 registered market makers for the Common Stock.

      On March 31, 1997, the Company's Plan of Reorganization became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol SITI. The range of high and low closing bid prices for the Common Stock for the fiscal years 1998 and 1997 are set forth below reflecting the 75:1 reverse stock split effective March 31, 1997 for all bids. The National Quotation Bureau provided this information which may not reflect actual transactions.

                           HIGH AND LOW BID PRICES

                                1998                1997(1)
---------------------------------------------------------------
                            Low     High         Low      High
---------------------------------------------------------------

First Quarter            $ 2.75    $7.00      $ 9.00    $29.25
Second Quarter             1.13     3.50       11.25     21.00
Third Quarter              1.50     2.28        3.75     12.00
Fourth Quarter             1.13     1.69        6.00     18.75

---------------------------------------------------------------

(1)  Bid prices reflect the 75:1 reverse stock split effective
     March 31,1997. For example, the low bid price in the first quarter fiscal 1997 of $0.12 was multiplied by 75 to reflect a low bid of $9.00.

      On June 12 , 1998, the last reported bid and ask prices of the Company's Common Stock were $.81 and $.91, respectively.

      As of June 12, 1998, there were approximately 5,115 holders of record of the Company's common stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the years ended March 31, 1998 and 1997 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

      Also, on March 31, 1997, pursuant to the Plan, the Company issued 1,022,339 shares of Class A Convertible Preferred Stock, par $.001 per share, in connection with the settlement of the Class Action lawsuit. (See Item 3 Legal Proceedings - Bankruptcy Proceedings). The exemption from the requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for the offer or sale of a security is provided for in Section 1145 of the Bankruptcy Code and applies to Reorganized Spectrum Common Stock and Class A Convertible Preferred Stock issued under the Plan. For two years after the Effective Date, Class A Convertible Preferred Stock will have a liquidation preference over Reorganized Spectrum Common Stock in the event that Reorganized Spectrum again becomes a debtor in a bankruptcy case under the United States Bankruptcy Code (unless the case is an involuntary case and is dismissed before an order for relief is entered therein against Reorganized Spectrum). Interests of holders of Class A Convertible Preferred Stock will have priority in such proceedings over interests of holders of Reorganized Spectrum Common Stock. The Class A Convertible Preferred Stock is convertible to Reorganized Spectrum Common Stock at any time within two years of its date of issuance and automatically converts to Reorganized Spectrum Common Stock on March 31, 1999. Holders of Class A Convertible Preferred Stock will be entitled to vote in the same manner as holders of Reorganized Spectrum Common Stock, although, for the period of time that the Class A Convertible Preferred Stock is in the hands of the Class Action Trustee and has not been distributed to members of the class, such stock will be required to be voted in the same proportions as the holders of the Reorganized Spectrum Common Stock have voted. Class A Convertible Preferred Stock will be fully tradable.

Item 6.  Selected Financial Data.

      The following table presents selected financial information relating to the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere.


                              For the Years Ended March 31,
                      -------------------------------------------------
                        1998      1997      1996      1995      1994
-----------------------------------------------------------------------
                  (Amounts in thousands, except per share amounts)

Summary of
 Operations:

Total revenues         $1,833    $1,873    $8,458    $2,623    $2,924

Loss from continuing
 operations            (3,077)   (5,911)   (1,160)  (10,673)  (18,253)

Loss from continuing
 operations per
 common share           (2.33)    (5.78)    (1.13)   (10.47)   (19.21)
Net income (loss)      (3,077)   (6,180)    2,942   (14,276)  (25,470)
Net income (loss)
per share               (2.33)    (6.04)     2.88    (14.01)   (26.81)
Weighted average
 common shares
 outstanding            1,325     1,022     1,022     1,019       950

Summary of Financial
 Position:
Total assets            2,772     6,043    16,105    14,706    30,575
Long-term debt              -         -         -        -        151
Stockholders' equity
 (deficit)                678     2,161     2,089      (901)   12,787

-----------------------------------------------------------------------

Dividends per share      None      None      None      None      None

-----------------------------------------------------------------------

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Organization And Business Combination

    The Company is developing software and related services designed to make Internet/Intranet access a faster, more productive and enjoyable experience for users. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy (See Item 3 Legal Proceedings - Bankruptcy Proceedings).

      As stated above, Spectrum's business objective is to develop software and offer related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience. Spectrum is developing a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the Internet service provider and corporate markets. FastLane(TM), the first product of the suite, is a software server that performs compression that significantly improves the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane (TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available directly to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers. Users can sign up for the FastLane(TM) Service on Spectrum's Web sites at www.spectruminfo.com. and www.fastlanehome.com

      With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components - marketing of activation kits and technology licensing comprise the Company's operating revenues during this fiscal year. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop and market its Internet related products and services. (See Liquidity and Capital Resources.)

Summary of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations. Amounts set forth below reflect the Company's Data One and Computer Bay subsidiaries as discontinued operations.


                                  Years Ended March 31,

-------------------------------------------------------------------------
                          1998        %     1997        %    1996      %
-------------------------------------------------------------------------
                             (Amounts in thousands)

Revenues                $1,833     100.0   $1,873    100.0  $8,458  100.0
                       --------------------------------------------------
Operating costs and
 expenses:
  Cost of revenues          52       2.8      161      8.6     290    3.4
  Selling, general
   and administrative    5,015     273.6    5,677    303.1   7,591   89.8
                       --------------------------------------------------
Total operating
 costs and expenses      5,067     276.4    5,838    311.7   7,881   93.2
                       --------------------------------------------------

Operating income
 (loss)                $(3,234)  (176.4)  $(3,965)  (211.7)   $577    6.8
                       ==================================================

Consolidated Revenues

      Consolidated revenues decreased approximately $40,000 or 2% for the twelve months ended March 31, 1998 as compared to the prior year due to a $245,000 or 63% decrease in merchandise sales offset by a $205,000 or 14% increase in licensing revenues. Consolidated revenues decreased approximately $6,585,000 or 78% for the twelve months ended March 31, 1997 as compared to the prior year due to a $6,452,000 or 81% decrease in licensing revenues and a $133,000 or 26% decrease in merchandise sales.

      Merchandise sales decreased for the year ended March 31, 1998 as compared to the year ended March 31, 1997 because of lower demand for the Company's cellular data activation kits and the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business. Under the agreement, the distributor has committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells. Merchandise sales decreased for the twelve months ended March 31, 1997, as compared to 1996 primarily due to management's decision to sell the AXCELL(R) product line and its rights to related patents in July of 1995. The Company did not sell AXCELL(R) products during the year ended March 31, 1997. AXCELL(R) sales for the year ended March 31, 1996 were approximately $132,000.

      The increase in licensing revenues for the twelve months ended March 31, 1998 as compared to the twelve months ended March 31, 1997 is primarily due to a renegotiated license agreement the Company entered into with a leading modem chipset manufacturer, which included an upfront fee of $1,000,000. This increase was partially offset by a decrease in royalties that the Company recognized as a result of the AT&T break-up. The Company is currently negotiating the terms of a new license agreement with an entity formed as a result of the AT&T breakup, but there can be no assurance that these discussions will yield favorable results to Spectrum. The decrease in licensing revenues for the twelve months ended March 31, 1997, as compared to 1996 is primarily attributable to the recognition of a one time fee of $6,000,000 pursuant to a licensing settlement agreement with U.S. Robotics (and its Megahertz, Inc. subsidiary) in fiscal 1996. Licensing revenues for fiscal years 1997 and 1996 included payments of approximately $850,000 and $965,000, respectively, of an up-front license fee pursuant to an agreement that the Company entered into during fiscal 1994. The Company received the last of these up front installments in the fiscal quarter ended September 30, 1996 and no such payments are reflected in the results reported for fiscal 1998.

Operating Costs and Expenses

      Operating costs and expenses decreased approximately $771,000 or 13% for the year ended March 31, 1998 as compared to the year ended March 31, 1997 primarily due to a $662,000 or 12% decrease in selling, general and administrative expenses and a $109,000 or 68% decrease in cost of sales.

      The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1998 as compared to the prior fiscal year was primarily due to a decrease in legal fees of $518,000 or 66% due to the reduction of legal expenses following the Company's reorganization. During fiscal year 1997, the Company recognized a $334,000 write-down of intangible assets that was related to legal expenses incurred defending the Company's patents. Insurance expense decreased approximately $123,000 or 35% for the year ended March 31, 1998 as compared to the same period in the prior year primarily due to the reduction of policy premiums associated with the Company's directors' and officers' insurance. Personnel and related expenses decreased $141,000 or 6% for the year ended March 31, 1998 as compared to the same period in the prior year due to a reduction in head count and because the Company did not pay bonuses which had been paid in fiscal 1997 pursuant to the Bankruptcy Court approved plan of reorganization. These decreases were offset by an increase of $581,000 or 95% in outside services for the twelve months ended March 31, 1998 as compared to the twelve months ended March 31, 1997 due to retention of independent contractors to assist in the Company's engineering development and marketing activities.

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

Operating Income  (Loss)

      The Company's operating loss decreased $731,000 or 18% to $3,234,000 for the twelve months ended March 31, 1998 as compared to the same period in the prior fiscal year primarily due to decreased selling, general administrative expenses of $662,000 or 12%.

      The Company's operating loss was approximately $3,965,000 in 1997 as compared to operating income of $577,000 in 1996. The difference is a result of the decreased revenues of $6,585,000 or 78% offset by decreased selling, general and administrative expenses of $1,914,000 or 25%.

Other Income and Expense

      Other income decreased approximately $193,000 or 55% for the year ended March 31, 1998 as compared to the year ended March 31, 1997 primarily due to a $273,000 or 63% decrease in interest income. Interest income decreased because the Company had lower cash balances than in the prior year as a result of creditor payments of approximately $3,250,000 pursuant to the consummation of the Plan of Reorganization. This decrease was partially offset by a loss the Company recognized upon the sale of an investment during fiscal year 1997.

      Other income decreased approximately $1,439,000 or 80% for the year ended March 31, 1997 as compared to 1996. This change was primarily due to the $1,616,000 gain on the sale of the AXCELL(R) product line during the year ended March 31, 1996 and a loss of approximately $142,000 on the sale of marketable securities during 1997.

Discontinued Operations

      On October 4, 1996, Data One, a subsidiary of the Company, consummated its Chapter 11 liquidation plan, which resulted in a gain of $531,000. On October 17, 1995, the Company sold its Global subsidiary for approximately $4,549,000 in net proceeds resulting in a $773,000 gain. As of January 25, 1995, the Company closed its Computer Bay subsidiary which is reflected as a discontinued operation in the consolidated financial statements. The Company did not record a provision related to its anticipated loss on a disposal because the case was converted into a liquidation under Chapter 7. Computer Bay was turned over to a trustee and the Company no longer maintains control over that subsidiary. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay.

Extraordinary Loss

      For the fiscal year ended March 31, 1997, the Company reported an extraordinary loss of approximately $800,000 in connection with the consummation of the Plan. (See Item 3 - Legal Proceedings - Bankruptcy Proceedings.) As of March 31, 1996, the Company had reserved approximately $8,400,000 related to litigation and pre-petition accounts payable and accrued liabilities. On the Effective Date of the Plan, the Company made payments of $3,000,000 in cash and issued approximately $6,134,000 in Class A Convertible Preferred Stock. The Company also recorded approximately $1,100,000 in connection with future cash payments and stock issuances pursuant to the Plan. Collectively, these transactions resulted in an extraordinary loss of $1,800,000, which was partially offset by a gain of approximately $1,000,000 associated with a reduction in professional fees approved by the Bankruptcy Court.

Liquidity and Capital Resources

       Spectrum has suffered and continues to suffer significant losses from continuing operations. The Company's expenditures have increased recently as the Company markets its FastLane(TM) Web Acceleration Service in an attempt to grow subscribers. In light of the continued negative cash flow and limited capital resources, the Company will not be able to fund the marketing, development and deployment of its Internet services with its existing capital resources and must raise capital during the second or, possibly, the third quarter of its fiscal year ended March 31, 1999, depending on how successful the Company is concluding licensing discussions regarding its legacy technology to fund its continuing operations in the near term.

      From fiscal 1997 to fiscal 1998, working capital (current assets less current liabilities) decreased by approximately $3,067,000 primarily due to a decrease in cash and marketable securities of $3,259,000. The decrease is due to the payment of approximately $2,572,000 in operating expenses and $440,000 in bonus expenses for all employees, primarily in accordance with Bankruptcy Court approved success bonus and new hire employment contracts. From fiscal 1996 to fiscal 1997, working capital decreased approximately $6,434,000 primarily due to the payments of approximately $2,972,000 to holders of secured, administrative and unsecured claims pursuant to the Plan and the decrease in accounts payable, accrued liabilities and other liabilities of approximately $3,055,000 due to the payment of professional fees and holdbacks associated with the Company's Chapter 11 reorganization.

      Net cash used by continuing operations for operating activities decreased $5,467,000 in 1998 as compared to 1997. Net cash used by continuing operations for operating activities was $8,358,000 in 1997 as compared to net cash provided by continuing operations of $2,544,000 in 1996. These changes of $5,467,000 and $10,902,000, respectively, for 1998 and 1997 are primarily due to the decreases of $3,243,000 and $6,973,000, respectively, in accounts payable, accrued liabilities and other liabilities and the decrease of $2,972,000 and $2,812,000, respectively, in liabilities subject to compromise. These decreases in all liabilities were primarily due to payments pursuant to the Plan and the payment of professional fees incurred during the reorganization process.

      In 1998 net cash of approximately $1,484,000 was provided by investing activities due to the sale of US Treasury bonds of approximately $1,759,000. Net cash of approximately $1,512,000 was used by investing activities in 1997 primarily due to the purchase of U.S. treasury notes of approximately $1,504,000. Net cash provided by continuing operations for investing activities in 1996 consisted primarily of cash proceeds from the sales of Spectrum Global subsidiary, the AXCELL(R) product line and real property in Dallas.

      During the fiscal year ended March 31, 1998. the Company purchased $4,000 of treasury stock as part of the distribution of stock to employees. There were no financing activities for the fiscal years ended March 31, 1997 and 1996.

      Capital expenditures amounted to approximately $199,000 and $116,000, respectively, for the twelve months ended March 31, 1998 and March 31, 1997. These expenditures are primarily related to the outfitting of new engineering development facilities in the Boston, Massachusetts area and the individual office in Redwood City, California.

      As discussed elsewhere within this report, the Company projects it will not have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Near and long term (i.e., beyond 12 months) liquidity therefore depend upon the Company's ability to raise capital during the second or third quarter of the fiscal year ended March 31, 1999, and its ability to generate a positive cash flow from its Internet products and services, or raise additional capital, thereafter. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully raise capital in the time frame noted above or achieve management plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the reporting of certain information about operating segments by public companies, in both annual and interim financial statements. SFAS 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard will have no effect on the Company's financial position or results of current operations and the Company is currently reviewing SFAS 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

      In March 1998 and October 1997, respectively, the AICPA issued Statements of Position ("SOP") Nos. 98-4 and 97-2, "Software Revenue Recognition", which supersede SOP 91-1, "Software Revenue Recognition". SOP 98-4 defers for one year the application of SOP 97-2 in certain instances. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. As a result of SOP 98-4, SOP 97-2 is effective for fiscal years beginning after December 15, 1998. Adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

Year 2000

      Management has reviewed plans to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company does not expect to incur any material costs in order to be compliant with the year 2000. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

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

Item 11.  Executive Compensation.

      The following table sets forth information regarding the cash compensation paid by the Company for services rendered to the Company in all capacities during fiscal 1998, 1997 and 1996 to its Chief Executive Officer and its executive officers whose cash compensation exceeded $100,000. The Compensation Committee is comprised of two of the outside board members, Mr. Sheldon A. Buckler and Mr. George Bugliarello.


                                          SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------
                                                                         Long-Term Compensation
                                                                    -----------------------------
                                      Annual Compensation             Grants & Awards     Payouts
                              ----------------------------------    --------------------  -------
                                                                                 Shares
                                                          Other     Restricted   Under-    LTIP      All
Name and Principal                                        Annual      Stock      lying    Payouts   Other
Position               Year   Salary       Bonus          Comp.      Award(s)    Options            Comp.
                               ($)          ($)            ($)         ($)                           ($)
-------------------------------------------------------------------------------------------------------------

Donald J. Amoruso      1998   295.000          -             -          -        25,000      -     19,965 (3)
President,             1997   295,000      132,686 (1)   681,558 (2)    -           -        -     19,965 (3)
Chief Executive        1996   295,000      100,000 (4)       -          -           -        -     19,965 (3)
Officer, Chairman
of the Board

Mikhail Drabkin        1998   195,000          -             -          -        22,719      -        -
Chief Technical        1997   195,000       72,500 (6)    46,080 (2)    -           -        -        -
Officer                1996    15,625 (5)   22,500 (7)       -          -           -        -        -

Richard duFosse        1998   167,083          -             -          -        22,719      -        -
Vice President,        1997   142,083       50,000 (8)    46,080 (2)    -           -        -        -
Engineering            1996    22,346 (5)   10,000 (7)       -          -           -        -        -

Christopher M. Graham  1998   136,333          -             -          -        16,500      -        -
Vice President,        1997   121,250       50,000 (1)   136,314 (2)    -           -        -        -
General Secretary      1996   106,667          -             -          -           -        -        -

Barry J. Hintze        1998   125,125          -             -          -        15,000      -        -
Chief Financial        1997   102,500       30,000 (1)    68,154 (2)    -           -        -        -
Officer                1996    74,702 (5)      -             -          -           -        -        -

-------------------------------------------------------------------------------------------------------------


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

     The shares described above were awarded and will be distributed pursuant to the Company's 1996 Incentive
     Deferral Plan, which provides for distribution in three equal installments in August 1997, February 1998 and August
     1998. These shares have been recorded at their fair value.
     Actual value of the awards are determined on the date of distribution for each installment in August 1997, February
     1998 and August 1998. All of the officers and directors have retained all of the shares that they were awarded.

(3) Represents premiums paid under a variable life insurance policy paid by the Company pursuant to Mr. Amoruso's employment agreement.

(4) Represents one-half of a $200,000 signing bonus paid by the Company in equal installments in fiscal 1995 and 1996.

(5)  Partial year.

(6) Represents the final installment of starting bonus and performance bonus paid pursuant to Mr. Drabkin's employment contract.

(7) Represents all or part of a starting bonus paid pursuant to employment agreement.

(8) Represents performance bonus paid pursuant to employment agreement.



                              OPTIONS GRANTED IN 1998 FISCAL YEAR


                                                                      Potential
                                                                      Realizable
                                                                    Value at Assumed
                                                                   Annualized Rates
                                                                     of Stock Price     Grant
                                                                    Appreciation for    Date
                                   Individual Grants                   Option Term      Value
                      -------------------------------------------  -----------------   --------
                                % of Total
                               Options/SAR's                                            Grant
                      Options    Granted to   Exercise                                  Date
                       SAR's    Employees in  or Base
                      Granted   Fiscal Year    Price   Expiration      5%       10%    Present
   Name                 (#)         (%)         ($)       Date        ($)       ($)    Value ($)
------------------------------------------------------------------------------------------------

Donald J. Amoruso      25,000     11.92%        2.15    8/15/2007   $33,803   $85,664     -
Mikhail Drabkin        22,719     10.83%        2.15    8/15/2007    30,719    77,848     -
Richard F. duFosse     22,719     10.83%        2.15    8/15/2007    30,719    77,848     -
Christopher M. Graham  15,000      7.15%        2.15    8/15/2007    20,282    51,398     -
Christopher M. Graham   1,500       .71%        1.69   10/29/2007     1,594     4,040     -
Barry J. Hintze        15,000      7.15%        2.15    8/15/2007    20,282    51,398     -
Christopher Wraight    20,000      9.53%        1.50    2/27/2008    18,867    47,812     -

               AGGREGATED OPTIONS EXERCISES IN 1998 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                                   Value of
                                                                  Unexercised
                      Shares                                       In-the-
                     Acquired                  Number of         Money Options
                        on      Value      Unexercised Options    at Fiscal
  Name               Exercise  Realized    at Fiscal Year-End    Year-End (1)
                     --------  --------  ----------------------  -------------
                                                       Unexer-
                                         Exercisable   cisable
                                         -----------   -------
Donald J. Amoruso        0        0         26,250                     0
Mikhail Drabkin          0        0          5,680        0            0
Richard F. duFosse       0        0          5,680        0            0
Christopher M. Graham    0        0          5,083        0            0
Barry J. Hintze          0        0          3,750        0            0


(1) All of the options included in this chart were out-of-the money on March 31, 1998.

Compensation of Directors

      Each of the Company's outside directors is paid $18,000 per year plus $1,000 per meeting attended. Each outside director is also paid $500 per diem for any special assignments. The Board of Directors adopted and implemented a plan during fiscal year 1998 pursuant to which the Company pays one-half of the director's fixed annual compensation in common stock of the Company.

Employment Agreements

      The Company currently has employment agreements with each of the individuals identified above. Messrs. Amoruso, Drabkin, duFosse, Graham, Hintze and Wraight are employed in the position noted in the Summary Compensation Table at annual salaries of $295,000, $195,000, $180,000, $149,000, $145,000 and $125,000
respectively. In addition to salary, the above-described employment agreements provide for health and medical insurance, life insurance benefits, certain other benefits and require indemnification in certain circumstances. These agreements also provide that if the Company discharges the individual without cause they are entitled to full compensation and medical benefits for up to one year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of June 12, 1998 with respect to beneficial ownership of Common Stock of each of the Company's directors, the executive officers identified in the Summary Compensation Table in Item 11 and all directors and executive officers as a group.

                            Amount and Nature
                               of Beneficial         Percent
            Name              Ownership(1)(2)       of Class
-----------------------------------------------------------------

   Donald J. Amoruso             146,595              8.97%

   Sheldon A. Buckler             20,490              1.25%

   George Bugliarello             24,990              1.53%

   Robert D. Dalziel              23,490              1.44%

   Mikhail Drabkin                65,484              4.01%

   Richard F. duFosse             20,608              1.26%

   Christopher M. Graham          32,117              1.96%

   Barry J. Hintze                19,674              1.20%

   Christopher Wraight             1,250                *

   All Directors and Executive   354,698             21.70%
     Officers of the Company
     as a Group
    (9 persons)

-------------------------
* Less than 1%

(1) Unless otherwise indicated, each named person has voting and investment power over the listed shares and such voting and investment power is exercised solely by the named person or shared with a spouse.

(2) Includes the following number of shares subject to options exercisable within sixty days from June 12, 1998.

               Mr. Amoruso      -     32,502
               Mr. Buckler      -      3,506
               Mr. Bugliarello  -      3,506
               Mr. Dalziel      -      3,506
               Mr. Drabkin      -      8,804
               Mr. duFosse      -     11,928
               Mr. Graham       -      9,398
               Mr. Hintze       -      8,315
               Mr. Wraight      -      1,250


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

          3.2    Amended and Restated By-laws of Spectrum
                 Information Technologies, Inc., as amended effective December 29, 1994 (5)

          3.3    Restated Certificate of Incorporation of the
                 Company (9)

          3.4    Restated Bylaws of the Company (7)

          4.1    Specimen common stock certificate of Spectrum
                 Information Technologies, Inc. (2)

          4.2 Specimen reorganized common stock certificate of Spectrum Information Technologies, Inc. (10)

          4.3 Specimen Class A convertible preferred stock certificate of Spectrum Information
                 Technologies, Inc. (10)

          10.1   Patent License Agreement between the Company and
                 American Telephone & Telegraph Company (4)

          10.2 Purchase and Sale Agreement dated April 11, 1995 by and between the Company and Telular
                 Corporation (5)

          10.3 Employment Agreement entered into between the Company and Donald J. Amoruso (5)

          10.4   Amendment to Employment Agreement between the
                 Company and Donald J. Amoruso dated as of March
                 1, 1997 (10)

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

          10.11 Stock Option Agreement entered into between the Company and Christopher M. Graham (5)

          10.12  Amendment to Employment Agreement between the
                 Company and Christopher M. Graham dated as of December 7, 1995 (8)

          10.13  Employment Agreement between the Company and
                 Barry J. Hintze dated as of April 27, 1995 (8)

          10.14  Amendment to Employment Agreement between the
                 Company and Barry J. Hintze dated as of December
                 4, 1995 (8)

          10.15  Amendment to Employment Agreement between the
                 Company and Barry J. Hintze dated as of May 16,
                 1997 (10)

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

          10.19  Amendment to 1992 Stock Option Plan dated July
                 6, 1994 (5)

          10.20  Amendment to 1992 Stock Option Plan dated April
                 26, 1995 (5)

          10.21  Spectrum 1996 Stock Incentive Plan (7)

          10.22  Spectrum 1996 Incentive Deferral Plan (7)

          10.23  Employment Agreement between the Company and
                 Christopher L. Wraight dated as of February 27,
                 1998.

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

          (10) Previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and incorporated herein by reference.

    (b) Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated
          May 4, 1998, which included: Item 5, "Other Items" reporting that the Company, on May 4, 1998, launched
          FastLane(TM), its Web acceleration service.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPECTRUM INFORMATION TECHNOLOGIES,
                            INC.




Dated:  June 24, 1998       By    /s/ Barry J. Hintze
                                 --------------------------------
                                         Barry J. Hintze
                                    (Chief Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated:  June 24, 1998       By    /s/ Donald J. Amoruso
                                 --------------------------------
                                        Donald J. Amoruso
                                  (President, Chief Executive
                                  Officer and Chairman of the
                                  Board of Directors)


Dated:  June 24, 1998       By    /s/ Sheldon A. Buckler
                                 --------------------------------
                                        Sheldon A. Buckler
                                            (Director)


Dated:  June 24, 1998       By    /s/ George Bugliarello
                                 --------------------------------
                                        George Bugliarello
                                            (Director)


Dated:  June 24, 1998       By    /s/ Robert D. Dalziel
                                 --------------------------------
                                        Robert D. Dalziel
                                            (Director)

Spectrum Information Technologies, Inc. and Subsidiaries


            Index to Consolidated Financial Statements
                 And Financial Statement Schedule



Report of Independent Certified Public Accountants for the
  Years Ended March 31, 1998, 1997 and 1996                             F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997         F-3 - F-4

Consolidated Financial Statements for Each of the Three
  Years in the Period Ended March 31, 1998

  Consolidated Statements of Operations                                 F-5

  Consolidated Statements of Stockholders' Equity (Deficit)             F-6

  Consolidated Statements of Cash Flows                                 F-7

Notes to Consolidated Financial Statements                       F-8 - F-20

Schedule II - Valuation and Qualifying Accounts for Each of the
  Three Years in the Period Ended March 31, 1998                       F-21

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Spectrum Information Technologies, Inc.
Purchase, New York

We have audited the accompanying consolidated balance sheets of Spectrum Information Technologies, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1998. We have also audited the schedule listed on the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Information Technologies, Inc. and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The Company has experienced significant losses from continuing operations for the three years ended March 31, 1998, largely due to professional fees incurred in defending itself in the numerous litigation cases discussed in Note 8 to the consolidated financial statements and the decline in its legacy business. Unless the Company is able to successfully raise financing to implement and develop the marketing of its new Internet/Intranet product, there remains a substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plans in regard to these matters are described in Notes 1(a), 1(b) and 1(c) to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed herein.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


New York, New York
June 11, 1998

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


March 31,                                       1998              1997
-------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                   $ 1,600           $ 3,132
  Marketable securities                           449             2,176
  Accounts receivable (net of allowance
    for doubtful accounts of $6 in 1998
    and $86 in 1997)                              194               288
  Employee loans                                   79                 -
  Prepaid expenses and other current assets       192               239
                                           --------------    ------------
      Total current assets                      2,514             5,835
                                           --------------    ------------

Property and equipment, at cost:

  Furniture, fixtures and equipment               598               542
  Less - accumulated depreciation                (340)             (334)
                                           --------------    ------------

      Net property and equipment                  258               208
                                           --------------    ------------

      Total assets                            $ 2,772           $ 6,043
                                           ==============    ============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except par value)


March 31,                                      1998              1997
-------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
  Accounts payable                          $   227           $    49
  Accrued liabilities                           453               843
  Reserve for litigation                        645               400
  Deferred royalty income                       153                 -
  Reserve for unpaid Chapter 11 claims           25               465
                                           -------------     ------------
           Total current liabilities          1,503             1,757
                                           -------------     ------------

Reserve for Chapter 11 and other stock
claims                                          591             2,125
                                           -------------     ------------
           Total liabilities                  2,094             3,882
                                           -------------     ------------

Commitments and contingencies

Stockholders' Equity:
 Class A Convertible Preferred Stock,
    $.001 par value, 1,500 shares
    authorized and 813 and 1,022 issued
    and outsta1ding, respectively                 1                 1
 Common stock, $.001 par value, 10,000
    shares authorized and 1,557 and
    1,022 issued and outstanding,
    respectively                                  2                 1
 Paid-in capital                             71,740            70,170
 Accumulated deficit                        (70,758)          (67,681)
                                           -------------     ------------
                                                985             2,491
 Treasury stock, 4 and 1 shares at cost,
    respectively                               (304)             (300)
 Unrealized loss on marketable securities        (3)              (30)
                                           -------------     ------------
           Total stockholders' equity           678             2,161
                                           -------------     ------------

           Total liabilities and
           stockholders' equity             $ 2,772           $ 6,043
                                           =============     ============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

Year ended March 31,                  1998           1997            1996
----------------------------------------------------------------------------

Revenues:
  Licensing revenue               $  1,690       $  1,485        $  7,937
  Merchandise sales, net               143            388             521
                                 ------------   ------------   -------------
        Total revenues               1,833          1,873           8,458
                                 ------------   ------------   -------------
Operating costs and expenses:
  Cost of revenues                      52            161             290
  Selling, general and
   administrative                    5,015          5,677           7,591
                                 ------------   ------------   -------------
        Total operating costs
         and expenses                5,067          5,838           7,881
                                 ------------   ------------   -------------

Operating income (loss)             (3,234)        (3,965)            577
                                 ------------   ------------   -------------

Chapter 11 administrative
  expenses                               -         (2,296)         (3,526)
                                 ------------   ------------   -------------

Other income (expense):
   Gain on Sale of Axcell
    Product Line                         -              -           1,616
   Other income (expense), net         157            350             173
                                 ------------   ------------   -------------
   Total other income
    (expense), net                     157            350           1,789
                                 ------------   ------------   -------------
Loss from continuing operations     (3,077)        (5,911)         (1,160)
                                 ------------   ------------   -------------

Discontinued operations:
   Gain (loss) on disposal of
    Data One and Computer Bay            -            531           2,539
   Income from operations of
    Spectrum Global                      -              -             790
   Gain on sale of Spectrum
    Global                               -              -             773
                                 ------------   ------------   -------------
 Income (loss) from
  discontinued operations                -            531           4,102
                                 ------------   ------------   -------------

Extraordinary loss on
 extinguishment of debt                  -           (800)             -
                                 ------------   ------------   -------------

                                 ------------   ------------   -------------
Net income (loss)                 $ (3,077)      $ (6,180)       $  2,942
                                 ============   ============   =============

Basic and diluted income
 (loss) per common share:
   Loss from continuing
    operations                     $ (2.33)       $ (5.78)       $   (1.13)
   Income (loss) from
    discontinued operations              -              -              .77
   Gain on disposal of
    discontinued operations              -            .52             3.24
   Loss on extinguishment
    of debt                              -           (.78)               -
                                 ------------   ------------    -------------
Net income (loss) per
 common share                      $ (2.33)       $ (6.04)        $   2.88
                                 ============   ============    =============
Weighted Average Number of
 Common Shares used in basic
 and diluted calculation             1,325          1,022            1,022
                                 ============   ============    =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)
(Amounts in thousands)

                                Class A
                               Convertible                                                     Treasury      Unrealized
                             Preferred Stock       Common Stock                                   Stock       Loss on
                             ----------------      -------------      Paid-in    Accumulated  -------------   Marketable
                             Shares         $      Shares      $      Capital      Deficit    Shares      $   Securities     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995           -     $   -      76,675     $77     $63,961     $(64,443)     100    $(300)   $(196)      $ (901)

  Net income                      -         -           -       -           -        2,942        -        -        -        2,942
  Unrealized loss on
     marketable securities        -         -           -       -           -            -        -        -       48           48
                             ------------------------------------------------------------------------------------------------------
Balance, March 31, 1996           -         -      76,675      77      63,961      (61,501)     100     (300)    (148)       2,089

  Net loss                        -         -           -       -           -       (6,180)       -        -        -       (6,180)
  Unrealized loss on
    marketable securities         -         -           -       -           -            -        -        -      118          118
  Issuance of Class A
    convertible preferred
    stock                     1,022         1           -       -       6,133            -        -        -        -        6,134
  One for seventy five
    stock split                   -         -     (75,653)    (76)         76            -      (99)       -        -            -
                             ------------------------------------------------------------------------------------------------------
Balance, March 31, 1997       1,022         1       1,022       1      70,170      (67,681)       1     (300)     (30)       2,161

  Net loss                        -         -           -       -           -       (3,077)       -        -        -       (3,077)
  Unrealized loss on
    marketable securities         -         -           -       -           -            -        -        -       27           27
  Issuance of Class A
    convertible preferred
    stock                        67         -           -       -         300            -        -        -        -          300
  Conversion of Class A
    convertible preferred
    stock to common stock      (276)        -         276       -           -            -        -        -        -            -
  Issuance of common stock        -         -         259       1       1,270            -        -        -        -        1,271
  Purchase of treasury stock      -         -           -       -           -            -        3       (4)       -           (4)
                             ------------------------------------------------------------------------------------------------------
Balance, March 31, 1998         813     $   1       1,557     $ 1     $71,740     $(70,758)       4    $(304)    $ (3)     $  678
                             ======================================================================================================

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries


Consolidated Statements of Cash Flows
(Amounts in thousands)


 Year ended March 31,                1998       1997       1996
----------------------------------------------------------------
Cash flow from operating
  activities:
   Net income (loss)              $(3,077)    $6,180)    $2,942
  Adjustments to reconcile
    net loss to net cash
      used by continuing
        activities:
    Compensation paid to
      outside services and
       employees via stock             37      1,525        -
    (Gain) Loss on sale
       of marketable securities        (6)       142        -
    Depreciation and
       amortization                   132        138        341
    Allowance for doubtful
       accounts                       (80)         6        -
     Loss on sale of equipment         14        -          221
     (Increase) decrease in:
       Accounts receivable            174      1,071       (173)
      Prepaid expenses and
         other assets                  48         59      1,719
       Increase (decrease) in:
       Accounts payable               178     (2,512)     2,545
       Accrued liabilities           (390)      (943)       973
    Reserve for unpaid
       Chapter 11 claims             (440)       305        -
   Reserve for litigation             245        400        -
     Deferred royalty income          153        -          -
    Loss on extinguishment
       of debt                        -          800
    Gain on liquidation
       of Data One                    -         (531)       -
    Gain on Chapter 7
      conversion of
       Computer Bay                   -          -       (2,539)
    Gain on sale of
       Global subsidiary              -          -         (773)
    Gain on sale of
       building                       -          -          (86)
    Gain on sale of
       Axcell product line            -          -       (1,616)
     Deferred income                  -          -         (850)
    Write-off of intangible
       assets                         -          334        -
    Liabilities subject
       to compromise                  -       (2,972)      (160)
                                  -------    -------    -------
        Net cash (used)
          provided by
          continuing
           operations              (3,012)    (8,358)     2,544
        Net cash (used)
          provided by
          discontinued
           operations                 -         (121)    (1,800)
----------------------------------------------------------------
        Net cash (used)
          provided by
          operating
           activities              (3,012)    (8,479)       744
----------------------------------------------------------------
Cash flows from investing
   activities:
   Proceeds from the sale
      of equipment                      3        -          -
   Issuance of employee
      loans                           (79)       -          -
   Proceeds from sale
      of marketable securities      1,759        108        -
   Purchase of property
      and equipment                  (199)      (116)       (33)
   Purchase of marketable
      securities                      -       (1,504)       -
   Proceeds from sale of
      Axcell product line             -          -        3,000
   Proceeds from sale of
      Global subsidiary               -          -        4,549
   Proceeds from sale of
      building                        -          -          733
                                  -------    -------    -------
        Net cash (used)
          provided by
          continuing
           operations               1,484     (1,512)     8,249
        Net cash  used
          by discontinued
           operations                 -          -         (275)
----------------------------------------------------------------
        Net cash (used)
          provided by
          investing
           activities               1,484     (1,512)     7,974
----------------------------------------------------------------
Cash flow from financing
   activities:
  Purchase of treasury
     stock                             (4)       -          -
        Net cash used by
          continuing
           operations                  (4)       -          -
                                  -------    -------    -------
        Net cash used by
          discontinued
           operations                 -          -           (3)
----------------------------------------------------------------
        Net cash used by
          financing
           activities                  (4)       -           (3)
----------------------------------------------------------------
Net (decrease) increase in
   cash and cash equivalents       (1,532)    (9,991)     8,715
Cash and cash equivalents,
   beginning of year                3,132     13,123      4,408
Total cash and cash equivalents,
  end of year (including cash
  amounts in net assets of
  discontinued operations)
                                   $1,600     $3,132    $13,123
                                  =======    =======    =======


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements




1.  Summary of Significant Accounting Policies

    (a) Business
        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), are developing software and related products and services designed to make Internet/Intranet access a faster, more productive and enjoyable experience. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy (Note 1(b)).

        As stated above, Spectrum's business objective is to develop software and offer related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience. Spectrum plans to develop a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the Internet service provider and corporate markets. FastLane(TM), the first product of the intended suite, is a software server that performs compression that significantly improves the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial-up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers.

        With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components - marketing of activation kits and technology licensing - comprise the Company's operating revenues. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop, market and deploy its Internet related products and services.

    (b) The Company's Reorganization
        On January 26, 1995 (the "Petition Date"), as part of management's effort to stem the Company's substantial financial losses and focus on developing its core technology, the Company, together with its wholly-owned subsidiaries Computer Bay, Data One and Cellular (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



        reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors
        Note 8).

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

        (ii) $300,000 of common stock to be issued to the trustee of Computer Bay as a portion of the settlement of the trustee's claim. The number of shares issued in May 1997, 66,667, was determined based on the average bid or reported low price of the reorganized common stock for the last five business days preceding the thirty-first day following the Effective Date of the Plan set forth in the Bankruptcy Court approved settlement agreement. This amount was recorded as a reserve for Chapter 11 claims to be paid in stock.

        (iii) $112,000 of common stock to be issued to the Company's former financial advisor in settlement of an administrative claim. The number of shares issued in May 1997, 24,939, was determined based on the average bid or reported low price of the reorganized common stock for the last five business days preceding the thirty-first day following the Effective Date of the Plan as set forth in the Bankruptcy Court approved settlement agreement. This amount was recorded as a reserve for Chapter 11 claims to be paid in stock.

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

        (vi) Success bonus payable of $300,000 in cash and approximately 227,000 shares of reorganized common stock pursuant to the incentive plans discussed in Note 4. The shares were valued at $1,363,122 . This value was recorded as a reserve for Chapter 11 claims to be paid in stock. The cash portion was recorded as an accrued liability at March 31, 1997.

        (vii) Waiver and non-payment of approximately $1,082,000 of accrued professional fees approved by the Bankruptcy
        Court.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


        As a result of the consummation of the Plan and the consummation of the liquidating plan of reorganization of Data One, the Company recorded an extraordinary loss of approximately $800,000 in fiscal 1997 calculated as follows:

        Liabilities subject to compromise at
          March 31, 1996 (excluding Data One
          because a separate liquidating plan
          of reorganization was consummated
          on October 14, 1996 resulting in a
          gain on $531,000)                       $8,456,000
        Waiver and non-payment of accrued
          professional fees                        1,082,000
        Class Action settlement                   (6,684,000)
        General unsecured and priority claims
          plus interest and reserve for disputes  (3,654,000)
                                                  ----------
        Total extraordinary loss on extinguish-
          ment of debt                              (800,000)
                                                  ==========


    (c) Basis of Presentation
        The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital and upon the achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Company continues to monitor expenses in order to conserve cash and is assessing alternatives to address the continued negative cash flow. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The financial statements for the years ended March 31, 1997, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 8).

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

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


    (g) Marketable Securities
        The Company does not have the positive intent to hold its investments to maturity, and classifies these securities as available-for-sale and carried them at fair value. Unrealized holding gains and losses (determined by specific identification) on investments classified as available-for-sale, are carried as a separate component of stockholders' equity.

    (h) Revenue Recognition
        Deferred revenue on licensing agreements is recognized when earned based on each individual agreement. Sales of product are recognized upon shipment to the customer.

        In March 1998 and October 1997, respectively, the AICPA issued Statements of Position ("SOP") Nos. 98-4 and
        97-2, "Software Revenue Recognition", which supersede SOP 91-1, "Software Revenue Recognition". SOP 98-4 defers for one year the application of SOP 97-2 in certain instances. SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. As a result of SOP 98-4, SOP 97-2 is effective for fiscal years beginning after December 15, 1998. Adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

    (i) Property and Equipment
        Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 5 years.

    (j) Intangible Assets
        The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Based on the Company's current business objectives and expected long range potential of the legacy business, the Company determined that the carrying amount of its intangible assets may not be recoverable and as a result wrote-off the entire carrying amount of approximately $334,000 in fiscal 1997.

    (k) Licensing Agreements
        On September 30, 1997, the Company entered an agreement with a leading modem chipset manufacturer that converted its existing master license agreement to a broader license under the company's legacy technology. The new agreement provided for a non-recurring significant up front payment and guaranteed increased royalty payments over two years. Under the terms of the revised agreement, however, the Company expects reduced royalties from certain of the chipset manufacturer's customers because the chipset manufacturer is allowed to sell certain chipsets with full pass through rights to the Company's technology without need for an additional sublicense from the Company. Under the agreement, the Company will continue to be the preferred source of cables used to activate cellular capable modems. The agreement also provides for a strategic relationship where the parties will meet to discuss product development and possible future business arrangements.

        For the fiscal year ended March 31, 1998, the Company has included revenues of approximately $1,084,000 in licensing revenues and approximately $606,000 in royalties pursuant to license agreements that it entered during fiscal 1998 and earlier. Included in license revenues is an up front fee of $1,000,000 pursuant to a licensing settlement agreement with a major modem chipset manufacturer.

        The Company entered two new non-exclusive license agreements and renegotiated one prior non-exclusive agreement during fiscal 1998. The Company entered eight new non-exclusive license agreements and renewed or renegotiated ten prior non-exclusive agreements during fiscal 1997, and entered one non-exclusive license agreement and renegotiated and consolidated two prior non-exclusive agreements during fiscal 1996, pursuant to which it licensed others to utilize Spectrum's patented technology. The license

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


        agreements (except for one cross-license agreement) require up-front license fees or ongoing royalty obligations, or a combination thereof. The Company was also required to repay a license fee that it received pursuant to a license agreement that it entered during fiscal 1994 with a major modem chipset manufacturer a portion of the royalties the Company may receive from license agreements with the chipset manufacturer's customers. For fiscal 1997, the Company repaid $103,748 and in fiscal 1996 the Company repaid $62,484.

        For the fiscal year ended March 31, 1997, the Company has included revenues of approximately $25,000 in licensing revenues and approximately $1,460,000 in royalties pursuant to license agreements that it entered during fiscal 1997 and earlier. For the fiscal year ended March 31, 1996, the Company has included revenues of approximately $6,821,000 in licensing revenues and approximately $1,116,000 in royalties pursuant to license agreements that it entered during fiscal 1996 and earlier. Included in license revenues is a one time fee of $6,000,000 pursuant to a licensing settlement agreement with a leading modem manufacturer.

    (l) Research and Development Expenses
        Research and development expenditures are recorded as period costs when incurred. Such expenses were approximately $2,064,000, $1,252,000 and $366,000 in
        1998, 1997 and 1996, respectively.

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

    (m) Income (Loss) Per Common Share
        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" for the fiscal year ended March 31, 1998. The adoption of this standard did not have a material impact on the Company's income (loss) per share computation. The computation of income (loss) per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of income (loss) per share for 1998, 1997 and 1996 are approximately 1,325,000, 1,022,000 and 1,022,000, respectively. Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive. All references in the consolidated financial statements with regard to average number of shares have been calculated giving retroactive effect to the reverse stock split discussed in Note 1(b)(v).

    (n) Recent accounting pronouncement
        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the reporting of certain information about operating segments by public companies, in both annual and interim financial statements. SFAS 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and requires comparative information for earlier years to be restated. The adoption of this standard will have no effect on the Company's financial position or results of current operations and the Company is currently reviewing SFAS 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.


2.  Dispositions

    Computer Bay

    Due to Computer Bay's continuing losses and loss of market share, the Company officially discontinued the operations of the Computer Bay subsidiary on January 25, 1995. Upon conversion of Computer Bay's Chapter 11 case to a case under Chapter 7 on May 25, 1995, which mandates the liquidation of Computer Bay, control of Computer Bay was transferred from the Company to the Computer Bay trustee. As a result, the Company recorded a gain of $2,539,000 by writing off the net liabilities of Computer Bay. The Computer Bay trustee filed a claim with the Bankruptcy Court to substantively consolidate the Computer Bay liabilities with the liabilities of the Debtors in Chapter 11. The Company settled this claim for a $600,000 allowed cash claim and $300,000 allowed stock claim. (Note 1(b) ).

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


3.  Investment in Marketable Securities

    As of March 31, 1998, the Company's equity reflects a charge of $3,000, which represents the recognition of unrealized holding losses for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. The realized gain from sales of available-for-sale securities for the year ended March 31, 1998 was approximately $6,000.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


    Marketable securities as of March 31, 1998 were comprised of investments in government securities which consisted primarily of U.S. Treasury Notes. The aggregate cost, fair value and unrealized holding losses for U.S. Treasury Notes held at March 31, 1998 and 1997, are as follows:

                                       Aggregate  Gross Unrealized
                         Cost Basis   Fair Value   Holding Losses
-----------------------------------------------------------------
March 31, 1998:                  (Amounts in thousands)

Government securities,
maturing between
1 and 3 years               $452          $449          $(3)
                        ============================================

March 31, 1997:
Government securities,
maturing between
1 and 3 years             $2,206        $2,176         $(30)
                        ============================================


4.  Stockholders' Equity

    (a) Class A Convertible Preferred Stock
        Shares of Class A Convertible Preferred Stock are convertible to common stock on a one-to-one basis upon the request of the holder and automatically convert to common stock on March 31, 1999. Until March 31, 1999, holders of such shares shall have liquidation preference in bankruptcy and have the same voting rights as the common stockholders. During the year ended March 31, 1998 approximately 276,000 shares were converted from preferred stock to common stock.

    (b) Stock and Option Issuances
        The Company has issued common stock and options under the provisions of:

        (i)  1991 and 1992 Stock Option Plans

             The Company has two Stock Option Plans (the "1991 and 1992 Plans") covering the issuance of incentive and non-qualified stock options to key employees, consultants and nonemployee directors of the Company and its subsidiaries. The aggregate number of shares of common stock granted under the 1991 and 1992 Plans is 294,560 shares. All of the options available under these plans had been awarded prior to the Company's reorganization and were treated in accordance with the 75:1 reverse split set forth in the Plan. Additional information follows:

                                    Shares        Weighted
                                    Subject       Average
                                    to            Exercise
                                    Options       Price
                                   -------------------------
Outstanding at March 31, 1995
  and 1996 at $75.00 - $337.50
  per share                          95,393       $149.78
    Extinguished at $84.38 -
    $234.38 per share               (41,496)      $119.14
                                   -------------------------
Outstanding at March 31, 1997
  at $75.00 - $337.50 per share      53,897       $173.37
    Extinguished at $84.38 -
    $225.00 per share                (7,999)      $178.13
                                   -------------------------
Outstanding at March 31, 1998
  at $84.38 - $337.50 per share      45,898       $172.54
                                   =========================

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



    The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                                     Weighted
                                     Average
                                     Remaining      Weighted
Range of          Outstanding and    Contractual    Average
Exercise          Exercisable at     Life           Exercise
Prices            March 31, 1998     (Years)        Price
-------------------------------------------------------------

$75.00 to $337.50    27,751            1.75         $185.53
$84.38 to $324.75     9,212            2.49         $129.02
$84.38 to $225.00     8,935            5.80         $177.08
                 --------------
                     45,898            2.69         $172.54
                 ==============


       (ii)  1996 Incentive Deferral Plan
             As part of a Bankruptcy Court approved success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company also issue Reorganized Spectrum Common Stock pursuant to the two incentive compensation programs described in the Company's Plan of Reorganization. The 1996 Incentive Deferral Plan authorizes the issuance of 207,925 shares of Reorganized Spectrum Common Stock to officers and employees who were in the employ of the Company on the Effective Date, March 31, 1997. During the first quarter of fiscal 1998, the Company specifically allocated 194,790 of these 207,925 shares to be distributed in three equal installments of 64,930 during August 1997, February 1998 and August 1998. These distributions were utilized to decrease the Reserve for Chapter 11 and other stock claims. The remaining 13,135 shares have not been allocated for distribution. This Incentive Deferral Plan provides that Participants may elect to satisfy certain income tax withholding requirements by remitting to the Company cash or, subject to certain conditions, shares of Reorganized Spectrum Common Stock or by instructing the Company to withhold shares payable to the Participant. In addition, the Incentive Deferral Plan provides that the Compensation Committee may, in its absolute discretion, make loans to Participants to assist them in meeting income tax liabilities arising in connection with awards under the Plan. During fiscal 1998, the Company purchased 3,131 shares of treasury stock for approximately $4,000 and issued approximately $79,000 of officers and employee loans with variable interest rates in order to pay the withholding taxes attributable to these distributions. These loans are collateralized by the stock issued in conjunction with the loan and are payable on demand within 30 days.

       (iii) 1996 Stock Incentive Plan
             The 1996 Stock Incentive Plan authorizes the issuance of 276,079 shares of Reorganized Spectrum Common Stock, or options to purchase such common stock, to employees, officers, and directors of the Company. Pursuant to this Plan, the three non-executive directors who were in the employ of the Company on the Effective Date were specifically allocated an aggregate of 34,077 shares to be distributed as follows: 300 shares on the Effective Date, 11,259 during June 1998, 11,259 during November 1998 and 11,259 during June 1999. During fiscal 1998, 7,400 shares with a fair market value of $9,250 were distributed to employees and directors of the Company as additional compensation. Total options, under the plan, granted to employees and officers of the Company with various vesting periods and performance criteria totaled 209,815.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


       Additional information as follows:

                                                        Weighted
                                                        Average
                                        Shares Subject  Exercise
                                          to Options      Price
                                        ------------------------
Outstanding as of March 31, 1997                   0     $   0
                                        ------------------------
Granted at $1.50-$2.15 per share             209,815     $2.09
Extinguished at $2.15 per share               (3,500)    $2.15
                                         -----------------------
Outstanding at March 31, 1998 at
$1.50-$2.15 per share                        206,315     $2.09
                                         =======================


        The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:


                                     Weighted
                                     Average
                                     Remaining       Weighted
Range of        Outstanding and      Contractual     Average
Exercise        Exercisable at       Life            Exercise
Prices          March 31, 1998       (Years)         Price
--------------------------------------------------------------

$1.69 to $2.15      53,777            9.40            $2.11


       The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

       SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were 209,815 stock options granted during the year ended March 31, 1998 and there were no stock options granted during the two years ended March 31, 1997.

       The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: no dividends paid; expected volatility of 46.5%; weighted-average risk free interest rate of 5.67%; and expected lives of 1-10 years.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


        Under the accounting provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:


                     1998          1997          1996
                   (In thousands, except per share data)
                -------------------------------------------
Net Income:
   As reported     $(3,077)      $(6,180)       $2,942
   Pro forma       $(3,116)      $(6,180)       $2,942


Basic and diluted
earnings per share:
   As reported      $(2.33)       $(6.04)        $2.88
   Pro forma        $(2.36)       $(6.04)        $2.88



    The Board of Directors has reserved an additional 100,000 shares of common stock for an incentive stock plan for consultants of which 35,000 were granted and 3,334 vested as of March 31, 1998.


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

    During the fiscal year ended March 31, 1998, sales of activation kits to three customers accounted for approximately 34%, 19% and 13%, respectively, of the Company's merchandise sales. During the fiscal years ended March 31, 1997 and March 31, 1996, sales to two customers accounted for approximately 55% and 27%, respectively, of the Company's merchandise sales. During the quarter ended December 31, 1997, the Company placed its remaining inventory valued at approximately $68,000 with a distributor Inc. on a consignment basis.

    During the fiscal year ended March 31, 1998 licensing and royalty revenues from a customer accounted for approximately 74% of the Company's licensing revenue. During the fiscal year ended March 31, 1997 revenues from two customers accounted for approximately 62% and 18% respectively. During the fiscal year ended March 31, 1996 approximately 82% and 12%, respectively, of the Company's licensing revenues were from two customers. Funds received totaling approximately $153,000 have been deferred on the balance sheet while the Company is attempting to conclude a license agreement with a chipset manufacturer.

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


6.  Commitments and Contingencies

    The Company leases office space and certain equipment under operating leases. Total rent expense for 1998, 1997, and 1996 was approximately $167,000, $173,000 and $121,000, respectively.

    Future minimum annual rental commitments for all noncancellable operating leases are as follows:

          Years Ended March 31,
          --------------------------------------------
                                           (Amounts in
                                             thousands)
          1999                              $     109
          2000                                    114
          2001                                      7
          --------------------------------------------
          Total                             $     230
                                            ==========

    The Company has entered into employment agreements (the "Employment Agreements") with certain officers and employees. Under the terms of the Employment Agreements, these officers are to receive annual salaries of approximately $1,145,000 in the aggregate and certain employee benefits. Pursuant to Employment Agreements, certain officers are at will employees, but if the Company discharges any of these individuals without cause, the discharged individual will be entitled to full compensation, including participation in all benefit programs, for periods of up to one year. The Bankruptcy Court approved the Company's assumption of the Employment Agreements of certain officers during the Company's reorganization proceeding. Certain Employment Agreements provide that certain employees are entitled to an annual bonus to be paid in cash or common stock based on the pretax profits of the Company in an amount established at the discretion of the Board of Directors of the Company and that the Company maintain $6,000,000 coverage of directors and officers insurance.

    The Company has also entered a license agreement regarding certain aspects of the Company's Internet software which requires the payment of royalties in certain cases.

7.  Income Taxes

    Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:


March 31,                              1998               1997
----------------------------------------------------------------
                                       (Amounts in thousands)
Net operating loss carryforwards     $22,125            $26,673
Reserve for employee stock
compensation                             201                545
Other                                     47                106
-----------------------------------------------------------------
                                     $22,373            $27,324
Valuation allowance                  (22,373)           (27,324)
--------------------------------------------        -------------
                                     $     -             $    -
                                     =======        =============


    Given the developmental stage of the Company's business strategy and the expectation of continued operating losses for the foreseeable future, it is unknown as to whether the benefit of any of the deferred tax assets will be realized. Therefore, at March 31, 1998 and 1997, the Company recorded a deferred tax asset with a valuation

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


    allowance of equal value. The change in the valuation allowance for the three years in the period ended March 31, 1998 was $4,951,000, $686,000 and $264,000 .

    The Company's net operating loss carryforwards on March 31, 1998 were approximately $65,073,000. These net operating loss carryforwards expire between 1999 and 2018 with approximately
    $3,054,000 expiring in 2018.

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

    In March 1996, the United States Bankruptcy Court approved the Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization (the "Plan") Proposed by Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation (collectively, the "Company") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of Spectrum Information Technologies, Inc. and Spectrum Cellular Corporation were substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. The effective date of the Plan was March 31, 1997 (the "Effective Date"). The material provisions of which are described in Note 1(b).

    The details of the Plan, the recapitalization, and the Company's by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. The Company's amended certificate of incorporation is contained in the Company's Registration Statement on Form S-8 dated March 31, 1997.

    Securities Related Proceedings

    In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against a current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. As previously reported by the Company, the SEC notified the former officer in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed the former officer as an executive officer. The former officer has denied any wrong doing and is represented by independent counsel in this matter. The former officer is seeking to have the Company advance the legal fees that he incurs in defense of this action pursuant to his Bankruptcy Court approved employment agreement. The Company is currently examining its obligation to continue to advance

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


    these fees and the extent of its indemnification of the former officer. It is not possible to estimate the damages to be assessed upon settlement of these proceedings at this time.

    As previously reported by the Company, during May 1997, the SEC and Spectrum reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. Spectrum neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action against the former officer.. The SEC did not seek monetary penalties and recognized that Spectrum's current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation.

    The United States Attorney's Office for the Eastern District of New York has previously informed the Company that it is the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment of the Company's current Chief Executive Officer and Board of Directors. The Company is cooperating fully with the investigation.

    Other Proceedings

    On July 10, 1997, the United States Patent and Trademark Office notified the Company that, at the request of Compaq Computer Corporation ("Compaq"), it had declared an interference proceeding to establish whether the Company or Compaq is the inventor of certain claimed subject matter within the Company's issued U.S. Patent No. 5,249,218, one of the Company's portfolio of six issued patents relating to wireless data transmission. Spectrum and Compaq resolved this interference in March 1998 by reaching a cross-license and settlement agreement. The proceeding did not relate to the Company's Internet software development

    From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.


   9.  Statements of Cash Flows

                                       Years ended March 31,

                                  ------------------------------------
                                         1998        1997        1996
                                  ------------------------------------
                                            (Amounts in thousands)
Supplemental disclosures of
cash flow information:
  Cash paid during the year
  for interest                         $    -      $    -      $    -
  Cash paid during the year
  for income taxes                     $   14      $    3      $    2


Non-cash transactions:
  Class A Preferred Stock issuance    $   300      $6,434      $    -
  Common Stock reserved for
  Computer Bay Trustee                $     -      $  300      $    -
  Pursuant to Bankruptcy Court        $ 1,234      $    -      $    -
  approved success
  bonuses and payments of
  unsecured claims via common
  stock issuance
  Conversion of Class A Preferred
  Stock to Common Stock               $   276      $    -      $    -

Spectrum Information Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



     Spectrum Information Technologies, Inc. and Subsidiaries
          Schedule II - Valuation and Qualifying Accounts
         For the Years Ended March 31, 1998, 1997 and 1996


                                                          Additions
                                       Balance at        Charged to                                          Balance at
                                        Beginning         Costs and          Write-                            End of
          Description                   of Period         Expenses            offs            Other            Period
---------------------------------     -------------     -------------     ------------     ------------     -------------

                                               Year Ended March 31, 1996
   Allowance for Doubtful Accounts
   Receivable                            $ 80,293          $     -          $      -           $     -           $80,293
   Reserve for Inventory Obsolescence    $100,310          $     -          $(54,234)          $     -           $46,076

                                                 Year Ended March 31, 1997
   Allowance for Doubtful Accounts
   Receivable                            $ 80,293          $ 5,606          $      -           $     -           $85,899
   Reserve for Inventory Obsolescence    $ 46,076          $50,000          $      -           $     -           $96,076


                                        Year Ended March 31, 1998

   Allowance for Doubtful Accounts
   Receivable                            $ 85,899          $     -          $(79,858)          $     -           $ 6,041
   Reserve for Inventory Obsolescence    $ 96,076          $     -          $(28,187)          $     -           $67,889

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

          3.2    Amended and Restated By-laws of Spectrum
                 Information Technologies, Inc., as amended effective December 29, 1994 (5)

          3.3    Restated Certificate of Incorporation of the
                 Company (9)

          3.4    Restated Bylaws of the Company (7)

          4.1    Specimen common stock certificate of Spectrum
                 Information Technologies, Inc. (2)

          4.2 Specimen reorganized common stock certificate of Spectrum Information Technologies, Inc. (10)

          4.3 Specimen Class A convertible preferred stock certificate of Spectrum Information
                 Technologies, Inc. (10)

          10.1   Patent License Agreement between the Company and
                 American Telephone & Telegraph Company (4)

          10.2 Purchase and Sale Agreement dated April 11, 1995 by and between the Company and Telular
                 Corporation (5)

          10.3 Employment Agreement entered into between the Company and Donald J. Amoruso (5)

          10.4   Amendment to Employment Agreement between the
                 Company and Donald J. Amoruso dated as of March
                 1, 1997 (10)

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

          10.11 Stock Option Agreement entered into between the Company and Christopher M. Graham (5)

          10.12  Amendment to Employment Agreement between the
                 Company and Christopher M. Graham dated as of December 7, 1995 (8)

          10.13  Employment Agreement between the Company and
                 Barry J. Hintze dated as of April 27, 1995 (8)

          10.14  Amendment to Employment Agreement between the
                 Company and Barry J. Hintze dated as of December
                 4, 1995 (8)

          10.15  Amendment to Employment Agreement between the
                 Company and Barry J. Hintze dated as of May 16,
                 1997 (10)

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

          10.19  Amendment to 1992 Stock Option Plan dated July
                 6, 1994 (5)

          10.20  Amendment to 1992 Stock Option Plan dated April
                 26, 1995 (5)

          10.21  Spectrum 1996 Stock Incentive Plan (7)

          10.22  Spectrum 1996 Incentive Deferral Plan (7)

          10.23  Employment Agreement between the Company and
                 Christopher L. Wraight dated as of February 27,
                 1998.

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

          (10) Previously filed as an exhibit to the Company's
               Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and incorporated herein by reference.