Form 10-Q
period 1998-06-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1998-07-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to ___________


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

As of July 17, 1998, the registrant had outstanding approximately
1,581,000 shares of its Common Stock, par value $.001 per share.

     SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            FORM 10-Q
                          JUNE 30, 1998

                              INDEX




PART I.  FINANCIAL INFORMATION                          Page No.

Consolidated Balance Sheets                                 1

Consolidated Statements of Income (Loss)                    3

Consolidated Statements of Cash Flows                       4

Notes to Consolidated Financial Statements                  5

Management's Discussion and Analysis of
Financial Condition and Results of Operations               9



PART II.  OTHER INFORMATION                                15

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Assets                                June 30, 1998     March 31, 1998
----------------------------------------------------------------------
                                       (Unaudited)
Current assets:
  Cash and cash equivalents              $   475           $ 1,600
  Marketable securities                      450               449
  Accounts receivable (net of
    allowance for doubtful
    accounts of $6)                        1,425               194
   Employee Loans                             79                79
  Prepaid expenses and other
    current assets                           134               192
                                      -------------     -------------
         Total current assets              2,563             2,514
                                      -------------     -------------

Property and equipment, at cost:

  Furniture, fixtures and equipment          673               598
  Less - accumulated depreciation           (378)             (340)
                                      -------------     -------------
         Net property and equipment          295               258
                                      -------------     -------------

         Total assets                    $ 2,858           $ 2,772
                                      =============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Liabilities and Stockholders' Equity       June 30, 1998   March 31, 1998
-------------------------------------------------------------------------
                                            (Unaudited)
Current Liabilities
  Accounts payable                          $   243         $   227
  Accrued liabilities                           321             453
  Reserve for litigation                        645             645
  Deferred royalty income                         -             153
  Reserve for unpaid
    Chapter 11 claims                            25              25
                                           -----------     ------------
       Total current liabilities              1,234           1,503

Reserve for Chapter 11 and
   other stock claims                           525             591
                                           -----------     ------------
       Total liabilities                      1,759           2,094
                                           -----------     ------------

Commitments and contingencies

Stockholders' Equity:
 Class A Convertible Preferred Stock,
   $.001 par value, 1,500 shares
   authorized and 800 and 813 issued
   and outstanding, respectively                  2               1
 Common stock, $.001 par value,
   10,000 shares authorized and
   1,581 and 1,557 issued and
   outstanding, respectively                      2               2
 Paid-in capital                             71,822          71,740
 Accumulated deficit                        (70,419)        (70,758)
                                           -----------     ------------
                                              1,406             985
 Treasury stock, 4 shares at cost,
   respectively                                (304)           (304)
 Accumulated comprehensive loss                  (3)             (3)
                                           -----------     ------------
       Total stockholders' equity             1,099             678
                                           -----------     ------------

       Total liabilities and
         stockholders' equity               $ 2,858         $ 2,772
                                           ===========     ============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Amounts in thousands, except per share amounts)

Three months ended June 30,                  1998             1997
--------------------------------------------------------------------------
                                          (Unaudited)      (Unaudited)
Revenues:
  Licensing revenue                        $ 1,583         $   112
  Merchandise sales, net                         3              53
                                          -----------     ------------
      Total revenues                         1,586             165
                                          -----------     ------------
Operating costs and expenses:
  Cost of revenues                               -              23
  Selling, general and administrative        1,313           1,199
                                          -----------     ------------
  Total operating costs and expenses         1,313           1,222
                                          -----------     ------------

Operating income (loss)                    $   273         $(1,057)
                                          -----------     ------------

Other income , net                              67              61
                                          -----------     ------------

Net income (loss)                          $   340         $  (996)
                                          ===========     ============

Net income (loss) per common share

Basic                                      $   .22         $  (.92)
                                          ===========     ============

Diluted                                    $   .14         $  (.92)
                                          ===========     ============

Weighted Average Number of
Common Shares used in income (loss)
per common share calculation

Basic                                        1,567           1,081
                                          ===========     ============

Diluted                                      2,367           1,081
                                          ===========     ============

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Three months ended June 30,                   1998             1997
-------------------------------------------------------------------------
                                           (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net Income (loss)                         $   340         $   (996)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Stock options for board of directors           16               -
    Depreciation and amortization                38              31
    (Increase) decrease in:
      Accounts receivable                    (1,231)            116
      Prepaid expenses and other assets          57            (104)
    Increase (decrease) in:
      Accounts payable                           16             190
      Accrued expenses                         (133)           (190)
      Deferred royalty income                  (153)              -
      Reserve for unpaid Chapter 11
        claims                                    -            (319)
----------------------------------------------------------------------
        Net cash used by operating
          activities                         (1,050)         (1,272)
----------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                          (75)            (14)
----------------------------------------------------------------------
        Net cash used by investing
          activities                            (75)            (14)
----------------------------------------------------------------------
Net decrease in cash and cash
  equivalents                                (1,125)         (1,286)
Cash and cash equivalents,
  beginning of year                           1,600           3,132
----------------------------------------------------------------------
Total cash and cash equivalents,
  end of year                               $   475         $ 1,846
                                           ===========     ===========


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

    (a) Business
        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), are developing software and related products and services designed to make Internet/Intranet access a faster, more productive and enjoyable experience. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy.

        As stated above, Spectrum's business objective is to develop software and offer related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience. Spectrum plans to develop a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the Internet service and corporate markets. FastLane(TM), the first product of the intended suite, is a software server that performs compression that significantly improves the speed of World Wide Web ("Web") access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial-up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers
        (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers.

        Spectrum is actively seeking to raise capital to implement this business strategy. Unless Spectrum successfully raises this capital, the Company projects that it will have adequate capital to sustain its operations until the second or possibly third quarter of the Company's fiscal year. In June, the Company began contacting potential sources of capital and, in July, the Company retained Josephberg Grosz & Co., Inc., a New York based investment bank, to assist the Company in its efforts to raise capital. There can be no assurance that the Company will successfully raise the necessary capital to continue as a going concern.

        With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. - Technology licensing comprises the majority of the Company's operating revenues. Because of the minimal revenues in this business area, the Company expects to continue to experience operating losses while it attempts to successfully develop, market and deploy its Internet related products and services.

    (b) Basis of Presentation

        The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon the achievement of the business objectives described in Note 1(a) and profitable operations therefrom and the ability to generate sufficient cash from operations and financing sources to meet obligations. The Company continues to monitor expenses in order to conserve cash and is assessing alternatives to address the continued negative cash flow associated with its legacy business. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

    (c) Use of Estimates
        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d) Principles of Consolidation
        The accompanying consolidated financial statements include the accounts and results of operations of the Company's wholly owned subsidiary, Spectrum Cellular Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The unaudited interim consolidated financial statements have been prepared on a basis substantially consistent with the audited statements for the fiscal year ended March 31, 1998. Certain information and footnote disclosures normally included in financial statements were prepared in accordance with generally accepted accounting principles and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of June 30, 1998, and the results of its operations and its cash flows for the interim periods presented.

    (e) Income (Loss) Per Common Share
        The computation of basic income (loss) per common share is based on the weighted average number of common shares. The computation of diluted income per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year.

    (f) Licensing Agreements
        Licensing income is recognized according to the specific terms of each individual contract.On June 30, 1998, the Company entered into an agreement to license the Company's patented technology to an entity for two non-recurring upfront payments, $425,000 in July 1998 and $925,000 in October 1998. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues.

    (g) Recent Accounting Pronouncement
        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

2.  Statements of Cash Flows

                                  Three months ended June 30,
                                  ---------------------------
                                         1998       1997
                                  ---------------------------
                                    (Amounts in thousands)

     Supplemental disclosures
       of cash flow information:
       Cash paid during the year
         for interest                    $  -       $  -
       Cash paid during the year
         for income taxes                $  1       $  1

     Non-cash transactions:
       Class A Preferred Stock
         issuance                        $  -       $300
       Payments of unsecured claims
         via common stock issuance       $  -       $162
       Stock options for board
         of directors                    $ 16       $  -



3.  Earnings Per Share

    Earnings per share for the quarters ended June 30, 1998 and 1997 were calculated as follows:


                                   Three Months Ended June 30,
                                     1998               1997
                                -----------------------------------
                                Basic   Diluted     Basic   Diluted
                                       (Amounts in thousands)
                                -----------------------------------

     Net Income (loss)          $  340    $ 340     ($996)   ($996)
                                ================    ===============

     Weighted average number
     of common shares out-
     standing during the year    1,567    1,567     1,081    1,081

     Common share equivalents
     - preferred stock               -      800         -        -
     Common share equivalents
     - stock options                 -        -         -        -

                                ----------------    ---------------
     Weighted average number
     of common shares and
     common share equivalents
     used in calculation of
     earnings per common share   1,567    2,367     1,081    1,081
                                ================    ===============

     Earnings per common share  $ 0.22   $ 0.14    ($0.92)  ($0.92)
                                ================    ===============

     Common stock equivalents were not included in the computation of weighted average shares outstanding for the quarter ended June 30, 1997 because such inclusion would be anti-dilutive. Stock options were not included in the computation of weighted average shares outstanding for the quarter ended June 30, 1998 because such inclusion would be anti-dilutive.

4.  Comprehensive Income
    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive income is comprised of unrealized holding losses on marketable securities. Comprehensive income and its components consist of the following:

                                 Three Months Ended June 30,
                                       1998          1997
                                   (Amounts in thousands)
                                  -----------------------

     Net Income                          $340       $(996)
     Other Comprehensive
       income (loss), net of tax            0           6
                                  -----------------------
     Comprehensive income                $340       $(990)
                                  =======================

Spectrum Information Technologies, Inc. and Subsidiaries

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      This report contains forward looking statements that are based on current expectations about Spectrum's business, its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential," "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth herein. The Company's failure to successfully implement its business strategy or its failure to raise capital in the near term will prevent the Company from continuing as a going concern. Additional information regarding the Company's strategy and associated risks is included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Business

      The Company is developing software and related services designed to make Internet/Intranet access a faster, more productive and enjoyable experience for users. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. For several years preceding current management, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy.

      As stated above, Spectrum's business objective is to develop software and offer related products and services that make Internet/Intranet access a faster, more productive and enjoyable experience. Spectrum is developing a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), that is intended to address communications solutions for remote access in the Internet service and corporate markets. FastLane(TM), the first product of the suite, is a software server that performs compression that significantly improves the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane (TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available directly to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers. Users can sign up for the FastLane(TM) Service on Spectrum's Web sites at www.spectruminfo.com. and www.fastlanehome.com

      On July 13, 1998, the Company announced that it had attracted over 2,700 users for the FastLane Web Acceleration Service free trial since its May introduction. The Company conducted limited marketing in June focused on the Northeast, but attracted subscribers nationwide and from more that 30 international countries. Limited free trials are expected to continue through the second fiscal quarter, followed by full scale operation. The Company is limiting its marketing the expenditures to conserve its working capital, while it seeks to raise additional capital to support the growth and marketing of FastLane Service. Further subscriber growth is therefore expected to be gradual until such time as the Company begins the marketing campaign.

      Spectrum is actively seeking to raise capital to implement this business strategy. Unless Spectrum successfully raises this capital, the Company projects that it will have adequate capital to sustain its operations until the second or possibly third quarter of the Company's fiscal year. In June, the Company began contacting potential sources of capital and, in July, the Company retained Josephberg Grosz & Co., Inc., a New York based investment bank, to assist the Company in its efforts to raise capital. There can be no assurance that the Company will successfully raise the necessary capital to continue as a going concern.

      With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. These two components - marketing of activation kits and technology licensing comprise the Company's operating revenues during this fiscal year. Because of the minimal revenues in this business area, the

Company expects to continue to experience operating losses while it attempts to successfully develop and market its Internet related products and services. (See Liquidity and Capital Resources.) The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues.

Consummation of the Plan of Reorganization

      On January 26, 1995 (the "Petition Date"), as part of management's effort to stem the Company's substantial financial losses and focus on its core technology, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Spectrum Cellular Corporation ("Cellular") (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). A fourth wholly owned subsidiary, Spectrum Global Services, Inc. ("Spectrum Global"), a Delaware Corporation, did not file for bankruptcy and was sold by the Company effective October 17, 1995. Spectrum Global was not essential to the Company's legacy business or its current direction. Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company no longer has control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue.
This summary provides trend data relating to the Company's normal recurring operations.

    (Amounts in thousands)
Quarters Ended June 30,      1998           %          1997         %
-------------------------------------------------------------------------
Revenues                   $1,586          100      $   165        100
                           --------    ---------    ---------   ---------
Operating costs
and expenses:

  Cost of revenues              -            -           23          14

  Selling, general and
  administrative            1,313           83        1,199         727
                           --------    ---------    ---------   ---------
Total operating costs
and expenses                1,313           83        1,222         741
                           --------    ---------    ---------   ---------

Operating income (loss)    $  273           17      $(1,057)       (641)
                           ========    =========    =========   =========

Revenues

      Revenues increased approximately $1,421,000 or 861% for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 primarily due to an increase in licensing revenue of approximately $1,471,000 or 1,313%, which was offset by decreased merchandise sales of $50,000 or 94%. Licensing revenue increased primarily because the Company recognized approximately $1,350,000 in revenues and $153,000 of deferred royalty income in connection with an upfront fee pursuant to a license agreement that the Company entered into during the quarter. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues. Merchandise sales decreased for the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 because of the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business during the third quarter of fiscal 1998. Under the agreement, the distributor has committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells

Operating Costs and Expenses

      Operating costs and expenses for the three months ended June 30, 1998 increased approximately $91,000 or 7% when compared to the three months ended June 30, 1997 primarily due to increased selling, general and administrative expenses of approximately $114,000 or 10%. This increase was offset by decreased cost of sales of approximately $23,000. Cost of sales decreased as a direct result of decreased merchandise sales for the quarter ended June 30, 1998 as compared to the same period in the prior year.

      The increase in selling, general and administrative expenses for the quarter ended June 30, 1998 was primarily the result of increased marketing expenses of approximately $125,000 in an attempt to attractsubscribers at the introduction of the Company's FastLane(TM) Web Acceleration Service. This increase was offset by decreased insurance expense of approximately $31,000 or 39% for the quarter ended June 30, 1998 as compared to the same period in the prior year. This decrease is primarily due to lower directors' and officers' insurance policy premiums.

Operating Income (Loss)

      For the quarter ended June 30, 1998, the Company recognized an operating gain of approximately $273,000 as opposed to an operating loss of approximately $1,057,000 for the quarter ended June 30, 1997. This difference of approximately $1,330,000 is due to increased licensing revenues.

Other Income and Expense

      For the three months ended June 30, 1998, other income increased approximately $6,000 or 10% as compared to the three months ended June 30, 1997 primarily due to the settlement of a use tax liability, which was partially offset by a decrease in interest income of approximately $45,000 or 78%. Interest income decreased because the Company had lower cash balances for the quarter ended June 30, 1998 than during the quarter ended June 30, 1997.

Liquidity and Capital Resources

      The Company's expenditures have increased recently as the Company marketed its FastLane(TM) Web Acceleration Service in an attempt to grow subscribers. The Company expects to suffer significant losses from operations during fiscal year 1999. In light of the continued negative cash flow and limited capital resources, the Company will not be able to fund the marketing, development and deployment of its Internet services with its existing capital resources and must raise capital during the second or, possibly, the third quarter of its fiscal year ended March 31, 1999, to fund its operations in the near term.

      During the quarter ended June 30, 1998, working capital (current assets less current liabilities) increased by approximately $318,000 due to an increase in accounts receivable of approximately $1,231,000 and the recognition of deferred royalty income of approximately $153,000 offset by a decrease in cash of approximately $1,125,000. The change in accounts receivable and the recognition of deferred royalty income were associated with the completion of a license agreement during the quarter. The decrease in cash was primarily related to the development and marketing of FastLane.

      Net cash used by operating activities decreased $222,000, from $1,272,000 during the quarter ended June 30, 1997 to $1,050,000 for the quarter reported. This decrease was primarily because the Company paid approximately $319,000 in Chapter 11 claims during the quarter ended June 30, 1997 and made no such payments during the quarter ended June 30, 1998. This payment was offset by approximately $125,000 in marketing expensed incurred during the quarter reported that were not incurred a year earlier.

      Net cash used by investing activities increased $61,000 from $14,000 for the quarter ended June 30, 1997 to $75,000 for the quarter ended June 30, 1998 due to increased capital expenditures. These expenditures primarily relate to equipping the technical development office in the Boston, Massachusetts area. Capital expenditures for the year ended March 31, 1999 are expected to be approximately $280,000.

      There were no financing activities during the periods presented.

      As discussed elsewhere within this report, the Company projects it will not have adequate near term (i.e., over the next 12 months) capital resources to fund its operations. Near and long term liquidity therefore depend upon the Company's ability to raise capital during the second or third quarter of the fiscal year ended March 31, 1999, and its ability to generate a positive cash flow from its Internet products and services, or raise additional capital, thereafter. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, however, there can be no assurance that the Company will be able to successfully raise capital in the time frame noted above or achieve management plans. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Recent Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

Risk Factors

      Overview. Spectrum has suffered and continues to suffer significant losses from continuing operations. The Company's expenditures have increased recently as the Company deploys and markets its FastLane(TM) Web Acceleration Service in an attempt to grow subscribers. In light of the continued negative cash flow and limited capital resources, the Company will not be able to fund the marketing and development of its Internet software and services with its existing capital resources and must raise capital during the second or third quarter of its fiscal year ending March 31, 1999 to fund its continuing operations and continue as a going concern (See Limited Capital Resources).

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

      Limited Capital Resources. At the close of the fiscal quarter reported, the Company had working capital of approximately $1.3 million, which includes a reserve for litigation of $645,000. During the quarter ended June 30, 1998, the Company's continuing operations used approximately $1,050,000 cash. The Company therefore has limited capital resources to invest in product development, service deployment, marketing and selling. It is critical, therefore, that the Company raise money within the next several months to fund its operations and business strategy. There can be no assurances that Spectrum's new Internet technology and service business will interest potential investors. Further, the Company believes that an indemnification claim that it has received from a current employee related to activities that took place in 1993 may present an impediment to attracting investors. The Company cannot quantify the burden that this claim may place upon its capital resources at this time. (See Item 1 - Legal Proceedings;

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

      Changing and Segmented Market; Acceptance of the Company's Services and Products. The market for the Company's Web Acceleration Service is large, but difficult and expensive to penetrate. While the Company believes that its service offers substantial advantages, there can be no assurance that the Company's service will be successfully developed or become widely adopted. Additionally, the margins in service businesses are traditionally much lower than software businesses. The Company intends to market its service initially for approximately $4.95 per month. In order to fund the costs associated with its existing infrastructure and attract a material paying subscriber base the Company must raise capital.

      Competition. The market for Internet software and services is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Companies that have announced Web performance software or software/hardware solutions similar or related to Spectrum's technology include Compaq, Intel and others. Intel released its Web performance software solution in January 1998 and three national ISPs announced that they planned to offer Intel's faster access software as a premium service. It was also reported that Intel was in discussions with the 30 largest ISPs, the most likely potential reseller market for Spectrum's software or service. In June 1998, Intel announced that it was discontinuing its Web performance offering for business reasons, stating that the product did not ramp as quickly as Intel would have liked. There can be no assurance that Spectrum's strategy of marketing directly to end users will be successful.

      Other technologies that offer faster Internet connections are currently being developed and deployed, such as cable modems and DSL. Market forecasts by leading analysts indicate, however, that dial-up Internet access will continue to be the prevalent method of access for several years. If the faster access methods become widely adopted earlier than anticipated, Spectrum's available market will be reduced accordingly.

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

      Spectrum's existing OEM channels are not the primary channels for distribution of its Web Acceleration Service. Spectrum must market effectively directly to dial-up Internet users, and must develop new channels that include ISPs and other Companies with Internet presence. Spectrum has not previously sold products into these channels. Failure to develop new channels will inhibit the Company's ability to generate revenues from the Company's new service and software products and will likely result in continued operating losses and negative cash flow.

      The Company has limited sales and marketing staff and resources. There can be no assurance that these resources will enable it to successfully compete against the significantly more extensive and well-funded sales and marketing operations of current or potential competitors.

      Management of Growth. The timely execution necessary for the Company to fully exploit the market window for its products and services requires an effective planning and management process. The Company continues to seek to hire highly skilled technical staff but due to the competitive high demand for software skills, the Company is also dependent upon outside services for aspects of its software development. To manage its growth, the Company must continue to implement and improve its marketing, operational and financial systems and to expand, train and manage its employee base. There can be no assurance that the Company will be able to successfully implement these activities on a timely basis. Further, the Company will be required to manage multiple relationships with various customers and other third parties. Although the Company believes that it has made adequate allowances for the initial costs and risks associated with this expansion, there can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve in a timely manner the expansion necessary to fully exploit the market window for the Company's products and services. If the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

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

Spectrum Information Technologies, Inc. and Subsidiaries

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Securities Related Proceedings

As previously reported by the Company, during May 1997, the SEC and Spectrum reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. Spectrum neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action described above against the former officer. The SEC did not seek monetary penalties and recognized that Spectrum's current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation.

In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against a current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. As previously reported by the Company, the SEC notified the former officer in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed the former officer as an executive officer. The former officer has denied any wrong doing and is represented by independent counsel in this matter. The former officer is seeking to have the Company advance the legal fees that he incurs in defense of this action pursuant to his Bankruptcy Court approved employment agreement. The Company is currently examining its obligation to continue to advance these fees and the extent of its indemnification of the former officer. It is not possible to estimate the potential liability associated with this claim at this time.

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

Dated: July 30, 1998


                       SPECTRUM INFORMATION TECHNOLOGIES, INC.

                       By  /s/   Donald J. Amoruso
                         ---------------------------------
                           Donald J. Amoruso
                           President, Chief Executive Officer and
                           Chairman of the Board of Directors


                       By  /s/   Barry J. Hintze
                         ---------------------------------
                           Barry J. Hintze
                           Chief Financial Officer