Form 10-Q
period 1998-09-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1998-11-23
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                            FORM 10-Q


(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________


                  Commission File Number 0-15596


             SPECTRUM INFORMATION TECHNOLOGIES, INC.
      (Exact name of registrant as specified in its charter)



 Delaware                                         75-1940923
 (State of incorporation)                       (IRS Employer
                                              Identification No.)

 2700 Westchester Avenue, Purchase, New York         10577
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

As of November 11, 1998, the registrant had outstanding approximately 1,581,000 shares of its Common Stock, par value
$.001 per share.

     SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                            FORM 10-Q
                        SEPTEMBER 30, 1998

                              INDEX






PART I.  FINANCIAL INFORMATION                         Page No.

Consolidated Balance Sheets                                1

Consolidated Statements of Income (Loss)                   3

Consolidated Statements of Cash Flows                      4

Notes to Consolidated Financial Statements                 5

Management's Discussion and Analysis of
Financial Condition and Results of Operations              9



PART II.  OTHER INFORMATION                               16

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Assets                                 September 30,      March 31,
                                           1998              1998
---------------------------------------------------------------------
                                       (Unaudited)
Current assets:
  Cash and cash equivalents              $ 1,085           $ 1,600
  Marketable securities                        -               449
  Accounts receivable (net of
    allowance for doubtful
    accounts of $6)                          613               194
  Employee Loans                              79                79
  Prepaid expenses and other
    current assets                           228               192
                                      -------------     -------------
      Total current assets                 2,005             2,514
                                      -------------     -------------

Property and equipment, at cost:

  Furniture, fixtures and equipment          683               598
  Less - accumulated depreciation           (415)             (340)
                                      -------------     -------------
      Net property and equipment             268               258
                                      -------------     -------------

      Total assets                       $ 2,273           $ 2,772
                                      =============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


Liabilities and Stockholders' Equity          September 30,     March 31,
                                                 1998              1998
---------------------------------------------------------------------------
                                              (Unaudited)
Current Liabilities
  Accounts payable                            $   232          $   227
  Accrued liabilities                             281              453
  Reserve for litigation                          645              645
  Deferred royalty income                           -              153
  Reserve for unpaid Chapter 11
    claims                                         25               25
                                             ------------     -------------
           Total current liabilities            1,183            1,503

Reserve for Chapter 11 and other
  stock claims                                    525              591
                                             ------------     -------------
           Total liabilities                    1,708            2,094
                                             ------------     -------------

Commitments and contingencies

Stockholders' Equity:
  Class A Convertible Preferred
    Stock, $.001 par value, 1,500
    shares authorized and 800 and
    813 issued and outstanding,
    respectively                                    1                1
  Common stock, $.001 par value,
    10,000 shares authorized
    and 1,581 and 1,557 issued and
   outstanding, respectively                        2                2
  Paid-in capital                              71,823           71,740
  Accumulated deficit                         (70,957)         (70,758)
                                             ------------     -------------
                                                  869              985
  Treasury stock, 4 shares at cost,
    respectively                                 (304)            (304)
  Accumulated comprehensive loss                    -               (3)
                                             ------------     -------------
           Total stockholders' equity             565              678
                                             ------------     -------------
           Total liabilities and
             stockholders' equity             $ 2,273          $ 2,772
                                             ============     =============


See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Amounts in thousands,
   except per share amounts)           Three months ended           Six months ended
(Unaudited)                               September 30,               September 30,
(Unaudited)                           1998           1997          1998           1997
--------------------------------   -----------    -----------   -----------    -----------

Revenues:
  Licensing revenue                  $  524        $ 1,200       $ 2,107        $ 1,312
  Merchandise sales, net                  5             48             8            101
                                   -----------    -----------   -----------    -----------
        Total revenues                  529          1,248         2,115          1,413
                                   -----------    -----------   -----------    -----------
Operating costs and expenses:
  Cost of revenues                        -             21             -             44
  Selling, general and
    administrative                    1,073          1,194         2,386          2,393
                                   -----------    -----------   -----------    -----------
        Total operating costs
          and expenses                1,073          1,215         2,386          2,437
                                   -----------    -----------   -----------    -----------

Operating income (loss)                (544)            33          (271)         (1,024)
                                   -----------    -----------   -----------    -----------

Chapter 11 administrative expenses        -              -             -              -
                                   -----------    -----------   -----------    -----------

Other income (expense), net               5             42            72            103
                                   -----------    -----------   -----------    -----------

Net income (loss)                    $ (539)       $    75       $  (199)        $  (921)
                                   ===========    ===========   ===========    ===========

Net income (loss) per common share

Basic                                $ (.34)       $   .06        $ (.13)        $ (.78)
                                   ===========    ===========   ===========    ===========

Diluted                              $ (.34)       $   .03        $ (.13)        $ (.78)
                                   ===========    ===========   ===========    ===========

Weighted Average Number of
Common Shares used in income
(loss) per common share
calculation

Basic                               1,574,000      1,277,000     1,574,000      1,180,000
                                   ===========    ===========   ===========    ===========

Diluted                             1,574,000      2,255,000     1,574,000      1,180,000
                                   ===========    ===========   ===========    ===========



Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Six months ended September 30,                   1998            1997
-------------------------------------------------------------------------
                                              (Unaudited)      (Unaudited)
Cash flow from operating activities:
  Net Income (loss)                            $ (199)         $   (921)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Loss on sale of marketable securities           3                -
    Issuance of common stock                                        37
    Stock options for board of directors            7                -
    Depreciation and amortization                  75               63
    (Increase) decrease in:
      Accounts receivable                        (419)            (946)
      Prepaid expenses and other assets           (36)              (8)
    Increase (decrease) in:
      Accounts payable                              5               48
      Accrued expenses                           (172)            (470)
      Deferred royalty income                    (153)               -
-------------------------------------------------------------------------
        Net cash used by operating activities    (879)          (2,197)
-------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of marketable securities     449            1,759
  Purchase of marketable securities                 -           (1,079)
  Loans to employees                                -              (34)
  Proceeds from sale of property and equipment      -                3
  Capital expenditures                            (85)             (64)
-------------------------------------------------------------------------
        Net cash provided by investing
         activities                               364              585
-------------------------------------------------------------------------
Cash flow from financing activities:
  Purchase of treasury stock                        -               (3)
-------------------------------------------------------------------------
        Net cash provided (used) by
         financing activities                       -               (3)
-------------------------------------------------------------------------

Net decrease in cash and cash equivalents        (515)          (1,615)
Cash and cash equivalents, beginning of year    1,600            3,132
-------------------------------------------------------------------------
Total cash and cash equivalents, end of year  $ 1,085          $ 1,517
                                             ============     ===========



See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

    (a) Business
        Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), are developing software and related products and services designed to make Internet/Intranet access a faster, more productive and enjoyable experience. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over circuit-switched cellular networks. Prior to 1995, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy.

        Spectrum's business objective has been to develop software and offer related products and services that make Internet access a faster, more productive and enjoyable experience. The achievement of this objective is contingent upon resolution of the financing issues described below. Spectrum has developed a business plan based upon this objective which contemplates the development of a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), which would address communications solutions for remote access in the consumer Internet service and small business markets. FastLane(TM), the first product of the intended suite, is a software server that performs compression that significantly improves the speed of World Wide Web ("Web") access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial-up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers.

        During September, the Company's available cash balance dropped below $400,000 and the Company was in danger of being unable to remain current on its obligations, including payroll. The Company, however, was able to renegotiate two licensing agreements and accelerate the payment of royalties pursuant to those agreements. The Company has used these funds for operating expenses while it attempts to locate an investor or acquirer.

        In June 1998, Spectrum began seeking to raise capital to commercialize and market its FastLane service, and hired an investment bank in July and another in August to assist this process. Having failed to identify an investor, Spectrum announced on October 2, 1998 that it would continue to seek an investor and consider tender offers. Spectrum retained two additional consultants to assist and broaden its efforts in locating an acquirer of the Company or the technology. Notwithstanding this extensive effort, as of the date of this report, Spectrum has been unable to raise capital or attract a tender offer. Of the companies that Spectrum has contacted, virtually all have declined and the Company is pursuing those contacts that are still outstanding. The Company expects to resolve these outstanding contacts by the end of November 1998. If these few open contacts do not yield an investor or acquirer, the Company plans to seek bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). In a filing under Chapter 11 of the Bankruptcy Code, the holders of the Company's Class A Preferred Stock have a preference over the holders of the Company's common stock pursuant to the terms of a U.S. District Court and bankruptcy court approved settlement of a securities related class action lawsuit alleging $676 million in damages that was filed against the Company in 1993. It is therefore extremely unlikely that the holders of the Company's common stock will receive any value in a Chapter 11 bankruptcy filing. Given the Company's inability to locate an investor or acquirer to date, there is a substantial risk that the remaining entities approached by Spectrum will also decline to invest in or acquire Spectrum, and the Company will seek bankruptcy protection. Consistent with the Company's October 2, 1998 announcement, Spectrum has reduced its number of employees from 19 to 8, but has retained certain key engineers, while it continues to seek an investor or acquirer. The Company cannot materially further reduce its operating expenses without incurring obligations associated with the termination of employment contracts.

        With respect to Spectrum's legacy business, Spectrum's proprietary wireless data transmission technology enables transmission of data between portable computer devices over existing analog cellular telephone networks. Spectrum licenses this technology to leading manufacturers of integrated circuits and modems and other related data communications product providers. Spectrum also markets, through a distributor, direct connect cellular data transmission activation kits (cellphone software drivers and cables) to some of the Company's licensees. Technology licensing comprises the majority of the Company's operating revenues. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues.

    (b) Basis of Presentation The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities, except as otherwise disclosed, in the normal course of business. However, because of the Company's recurring losses from continuing operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is dependent upon raising capital or being acquired as described in Note 1(a) and if the Company raises capital thereafter achieving profitable operations and the ability to generate sufficient cash from operations and financing sources to meet obligations. However, there can be no assurance that these objectives will be met or that acceptable alternatives will be found. Except as otherwise disclosed, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

        The unaudited interim consolidated financial statements have been prepared on a basis substantially consistent with the audited statements for the fiscal year ended March 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments that are necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the interim periods presented.

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

    (f) Licensing Agreements Licensing income is recognized according to the specific terms of each individual contract. On June 30, 1998, the Company entered into an agreement to license the Company's patented technology to an entity for two non-recurring upfront payments, $425,000 in July 1998 and $925,000 in October 1998.
        During September 1998, in order to continue as a going concern, the Company amended this agreement to receive $900,000 in September 1998 instead of $925,000 in October 1998. Also during September 1998, the Company amended another agreement to receive an upfront payment of $610,000 in October 1998, instead of a guaranteed $680,000 payable quarterly through February 2000. Subsequently, in October 1998, the Company amended this agreement to receive an upfront payment of $185,000 in November 1998, instead of royalty payments payable quarterly from January 2000 through December 2003. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues.

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

2.  Statements of Cash Flows

                                      Six months ended
                                        September 30,
                                  -------------------------
                                      1998         1997
                                  -------------------------
                                    (Amounts in thousands)


    Supplemental disclosures of
     cash flow information:
      Cash paid during the year
       for interest                   $   -       $   -
      Cash paid during the year
       for income taxes               $   1       $   2

    Non-cash transactions:
      Class A Preferred Stock
       issuance                       $   -       $3300
      Payments of unsecured claims
       via common stock issuance      $   -       $ 162
      Stock options for board of
       directors                      $  16       $   -


3.  Earnings Per Share

    Earnings per share for the three and six months ended
September 30, 1998 and 1997 were calculated as follows:


                            Three Months Ended September 30,
                                  1998              1997
                            ---------------------------------
                             Basic  Diluted    Basic  Diluted
                                  (Amounts in thousands)
                            ---------------------------------
Net Income (loss)           $ (539)  $ (539)  $   75  $   75
                            ================  ===============

Weighted average number
of common shares out-
standing during the year     1,574    1,574    1,277   1,277

Common share equivalents
- preferred stock                -        -        -     978
Common share equivalents
- stock options                  -        -        -       -
                            ----------------  ---------------
Weighted average number
of common shares and common
share equivalents used in
calculation of earnings
per common share             1,574    1,574    1,277   2,255
                            ================  ===============

Earnings per common share   $(0.34)  $(0.34)  $ 0.06  $ 0.03
                            ================  ===============

                             Six Months Ended September 30,
                                  1998             1997
                            ---------------------------------
                             Basic  Diluted    Basic  Diluted
                                  (Amounts in thousands)
                            ---------------------------------

Net Income (loss)           $ (199)  $ (199)  $ (921) $ (921)
                            ================  ===============

Weighted average number
of common shares out-
standing during the year     1,574    1,574    1,180   1,180

Common share equivalents
- preferred stock                -        -        -       -
Common share equivalents
- stock options                  -        -        -       -
                            ----------------  ---------------
Weighted average number
of common shares and common
share equivalents used in
calculation of earnings
per common share             1,574    1,574    1,180   1,180
                            ================  ===============

Earnings per common share   $(0.13)  $(0.13)  $(0.78) $(0.78)
                            ================  ===============


     Common stock equivalents were not included in the computation of weighted average shares outstanding for the three and six months ended September 30, 1998 because such inclusion would be anti-dilutive. Stock options were not included in the computation of weighted average shares outstanding for the three months ended September 30, 1997 because such inclusion would be anti-dilutive.

4.   Comprehensive Income (Loss)
     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive income is comprised of unrealized holding losses on marketable securities. Comprehensive income and its components consist of the following:


                                       Six Months Ended
                                         September 30,
                                       1998        1997
                                    (Amounts in thousands)
                                   -----------------------

          Net Loss                   $ (199)     $ (918)
          Other Comprehensive
           income (loss), net
           of tax                         0          (3)
                                   -----------------------
          Comprehensive income
           (loss)                    $ (199)     $ (921)
                                   =======================

Spectrum Information Technologies, Inc. and Subsidiaries

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

      This report contains forward-looking statements that are based on current expectations about Spectrum's business, its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential," "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth herein. The Company's failure to raise capital in the near term, or be acquired, will prevent the Company from implementing its business strategy and continuing as a going concern. Additional information regarding the Company's strategy and associated risks is included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Business

      The Company develops software and related services designed to make Internet/Intranet access a faster, more productive and enjoyable experience for users. The Company also owns a portfolio of patents ("legacy assets") relating to commercially practicable methods of data transmission over analog circuit-switched cellular networks. Since January 1995, Spectrum was operating as a holding company of several operating subsidiaries with primary emphasis on being an intellectual property company focused on generating revenues from royalties associated with the licensing of its proprietary technology (the "legacy business"). Since January 1995, Spectrum's current management has been implementing strategies to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One of the Company's strategies was to seek protection and reorganize under Chapter 11 of the United States Bankruptcy Code. On March 31, 1997, the Company consummated its plan of reorganization and emerged from bankruptcy.

      As stated above, Spectrum's business objective has been to develop software and offer related products and services that make Internet access a faster, more productive and enjoyable experience. The achievement of this objective is contingent upon resolution of the financing issues described below and elsewhere in this report. Spectrum has developed a business plan that contemplates the development of a communications software product suite, the Spectrum INTELLIGENT PIPE(TM), which is intended to address communications solutions for remote access in the Internet service and small business markets. FastLane(TM), the first product of the suite, is a software server that performs compression that significantly improves the speed of World Wide Web (WWW) access for most dial-up subscribers currently connecting at speeds up to 56 Kbps. FastLane(TM) is designed for home users, telecommuters and enterprises accessing the Internet on dial up modem connections. On May 4, 1998, Spectrum announced that it was offering free trials for a limited time of FastLane(TM), the world's first Web acceleration service employing this technology. The service is available directly to dial-up users accessing the Web through local, regional, national, and international Internet Service Providers (ISPs), and does not require any complex set-up by users. FastLane(TM) is also available to ISPs looking to provide faster image downloading speeds to all or part of their subscribers. Users can sign up for the FastLane(TM) Service on a trial basis on Spectrum's Web site at www.spectruminfo.com.

      The Company has attracted approximately 3,500 users for the FastLane Web Acceleration Service free trial since its May introduction, which is below management's expectations. The Company conducted limited marketing in June focused on the Northeast, but attracted subscribers nationwide and from more than 50 international countries. Limited free trials are expected to continue through the third fiscal quarter, followed by full-scale operation if the Company raises capital. The Company is limiting its marketing expenditures to conserve its working capital, while it seeks to raise additional capital, or be acquired, to support the growth and marketing of FastLane Service. Further subscriber growth is therefore expected to be gradual until such time as the Company begins the marketing campaign.

      In June 1998, Spectrum began seeking to raise capital to commercialize and market its FastLane service, and hired an investment bank in July and another in August to assist this process. Having failed to identify an investor, Spectrum announced on October 2, 1998 that it would continue to seek an investor and consider tender offers. Spectrum retained two additional consultants to assist and broaden its efforts in locating an acquirer for the Company or the technology. Notwithstanding this extensive effort, as of the date of this report, Spectrum has been unable to raise capital or attract a tender offer. Of the companies that Spectrum has contacted, virtually all have declined and the Company is pursuing those contacts that are still outstanding. The Company expects to resolve these outstanding contacts by the end of November 1998. If these few open contacts do not yield an investor or acquirer, the Company plans to seek bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). In a filing under Chapter 11 of the Bankruptcy Code, the holders of the Company's Class A Preferred Stock have a preference over the holders of the Company's common stock pursuant to the terms of a U.S. District Court and bankruptcy court approved settlement of a securities related class action lawsuit alleging $676 million in damages that was filed against the Company in 1993. It is therefore extremely unlikely that the holders of the Company's common stock will receive any value in a Chapter 11 bankruptcy filing. Given the Company's inability to locate an investor or acquirer to date, there is a substantial risk that the remaining entities approached by Spectrum will also decline to invest or acquire Spectrum and the Company will seek bankruptcy protection. Consistent with the Company's October 2, 1998 announcement, Spectrum has reduced its number of employees from 19 to 8, but has retained certain key engineers, while it continues to locate an investor or acquirer.

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue.
This summary provides trend data relating to the Company's normal recurring operations.


    (Amounts in thousands)
Quarters Ended September 30,          1998           %            1997          %
-------------------------------------------------------------------------------------
Revenues                           $   529           100       $ 1,248          100
                                  -----------    ---------    -----------   ---------


Operating costs and expenses:

  Cost of revenues                       -             -            21            2

  Selling, general and
   administrative                    1,073           203         1,194           95
                                  -----------    ---------    -----------   ---------
Total operating costs and expenses   1,073           203         1,215           97
                                  -----------    ---------    -----------   ---------

Operating income (loss)            $  (544)         (107)      $    33           3
                                  ===========    =========    ===========   =========



(Amounts in thousands)
Six months Ended September 30,        1998           %            1997          %
-------------------------------------------------------------------------------------
Revenues                           $ 2,115           100       $  1,413         100
                                  -----------    ---------    -----------   ---------


Operating costs and expenses:

  Cost of revenues                       -             -            44            3

  Selling, general and
    administrative                   2,386           113         2,393          169
                                  -----------    ---------    -----------   ---------
Total operating costs and expenses   2,386           113         2,437          172
                                  -----------    ---------    -----------   ---------

Operating income (loss)            $  (271)          (13)      $ (1,024)        (72)
                                  ===========    =========    ===========   =========

Revenues

      Revenues decreased approximately $719,000 or 58% for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 primarily due to a decrease in licensing revenues of approximately $676,000 or 56% and decreased merchandise sales of approximately $43,000 or 90%. Licensing revenues decreased primarily due to a renegotiated licensing agreement the Company entered into with a leading modem chipset manufacturer, which resulted in the recognition of approximately $1,152,000 in licensing income for September 1997. Revenues for the quarter ended September 30, 1998 were primarily related to the acceleration of a guaranteed payment pursuant to this licensing agreement. Merchandise sales decreased for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 because of the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business during the third quarter of fiscal 1998. Under the agreement, the distributor has committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and will pay the Company a royalty for each activation kit it sells.

      For the six months ended September 30, 1998, revenues increased approximately $702,000 or 50% when compared to the same period in the prior year primarily as a result of increased licensing revenues of approximately $795,000 or 61% offset by decreased merchandise sales of approximately $93,000 or 92%. The increase in licensing revenues for the six months ended September 30, 1998 is primarily due to the Company's recognition of approximately $1,350,000 in revenues and $153,000 of deferred royalty income in connection with an upfront fee pursuant to a license agreement that the Company entered into during the current fiscal year and the acceleration of a guaranteed payment pursuant to a licensing agreement. This increase was partially offset by the decrease associated with renegotiated license agreement the Company entered into in the prior fiscal year. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's wireless data patents and therefore does not expect these patents to provide material future revenues. As stated above, the decrease in merchandise sales for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997 is primarily due to the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business.

Operating Costs and Expenses

      Operating costs and expenses for the three months and six months ended September 30, 1998 decreased approximately $142,000 or 12% and $51,000 or 2%, respectively, when compared to the three months and six months ended September 30, 1997 primarily due to decreased selling, general and administrative expenses of approximately $121,000 or 10% and $7,000 or 0.2%, respectively. This decrease was also due to decreased cost of sales of approximately $21,000 or 100% and $44,000 or 100%, respectively for the quarter and six months ended September 30, 1998. Cost of sales decreased as a direct result of decreased merchandise sales for the quarter and six months ended September 30, 1998 as compared to the same periods in the prior year.

      The decrease in selling, general and administrative expenses for the quarter and six months ended September 30, 1998 as compared to the same periods in the prior year was primarily the result of decreased outside services of approximately $228,000 and $233,000, respectively. This decrease is primarily due to the retention of independent technical contractors to assist in the development of the Company's Internet remote access communications software during the prior fiscal year. This decrease was partially offset by an increase in personnel and related expenses of approximately $51,000 or 9% and $59,000 or 5%, respectively, for the quarter and six months ended September 30, 1998 when compared to the quarter and six months ended September 30, 1997. This increase is the direct result of the Company hiring a Vice President of Marketing to help in the attraction of FastLane(TM) Web Acceleration Service subscribers. Web site expenses also increased approximately $39,000 or 100% and $61,000 or 100%, respectively, for the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997. Marketing expenses increased approximately $6,000 or 100% and $131,000 or 100%, respectively for the three and six months ended September 30, 1998 when compared to the same periods in the prior fiscal year. Both Web site and marketing expenses were related to the introduction of the Company's FastLane(TM) Web Acceleration Service.

Operating Income (Loss)

      For the quarter ended September 30, 1998, the Company recognized an operating loss of approximately $544,000 as opposed to an operating gain of approximately $33,000 for the quarter ended September 30, 1997. This difference of approximately
$577,000 is primarily due to decreased licensing revenues.

      For the six months ended September 30, 1998, the Company's operating loss decreased from $1,024,000 for the six months ended September 30, 1997 to $271,000 for the six months ended September 30, 1998. This change of $753,000 or 74% is primarily the result of increased licensing revenues as explained above.

Other Income and Expense

      For the three months ended September 30, 1998, other income decreased approximately $37,000 or 88% as compared to the three months ended September 30, 1997 primarily due a $35,000 or 85% decline in interest income. Interest income decreased because the Company had lower cash balances for the quarter ended September 30, 1998 than during the quarter ended September 30, 1997.

      For the six months ended September 30, 1998, other income decreased approximately $31,000 or 30% when compared to the same period in the prior fiscal year primarily due to decreased interest income of approximately $80,000 or 81%. Interest income decreased because the Company had lower cash balances for the six months ended September 30, 1998 than during the six months ended September 30, 1997. This decrease was partially offset by a settlement of a use tax liability which resulted in an increase in other income of approximately $43,000 for the six months ended September 30, 1998 as compared to the six months ended September 30, 1997.

 Liquidity and Capital Resources

      During September, the Company's available cash balance dropped below $400,000 and the Company was in danger of being unable to remain current on its obligations, including payroll. The Company, however, was able to renegotiate two licensing agreements and accelerate the payment of royalties pursuant to those agreements. The Company has used these funds for operating expenses while it attempts to locate an investor or acquirer. The Company cannot materially further reduce its operating expenses without incurring obligations associated with the termination of employment contracts.

      As discussed elsewhere within this report, the Company projects it will not have adequate near term capital resources to fund its operations. Near and long term liquidity therefore depend upon the Company's ability to raise capital or locate an acquirer, and if the Company raises capital, its ability to generate a positive cash flow from its Internet products and services, or raise additional capital, thereafter. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, however, it appears highly unlikely that the Company will successfully raise capital or be acquired. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      During the six months ended September 30, 1998, working capital (current assets less current liabilities) decreased by approximately $189,000 to $822,000 due to a decrease in cash and marketable securities of approximately $964,000 offset by an increase in accounts receivable of approximately $419,000. The decrease in cash was primarily related to the development and marketing of FastLane. The change in accounts receivable was associated with the renegotiation of a license agreement during September 1998.

      Net cash used by operating activities decreased $1,318,000, from $2,197,000 during the six months ended September 30, 1997 to $879,000 for the period reported. This decrease was due to the license agreements the Company renegotiated during September 1998. Also, during the six months ended September 30, 1997, the Company paid approximately $319,000 in Chapter 11 claims and made no such payments during the six months ended September 30, 1998.

      Net cash provided by investing activities decreased $221,000 from $585,000 for the six months ended September 30, 1997 to $364,000 for the six months ended September 30, 1998. The decrease related to the amount of marketable securities sold. During the periods presented, the Company sold its marketable securities in order to fund current operations.

      There were no financing activities during the six months ended September 30, 1998. During the six months ended September
30, 1997, the Company purchased approximately $3,000 of treasury stock.

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

Risk Factors

      Overview. Spectrum has suffered and continues to suffer significant losses from continuing operations. In light of the continued negative cash flow and limited capital resources, the Company will not be able to fund the marketing and development of its Internet software and services with its existing capital resources and must raise capital to fund its continuing operations and continue as a going concern or locate an acquirer for the Company or the technology (See Limited Capital Resources). The Company has conducted an extensive effort to raise capital, but to date has been unsuccessful. The number of realistic sources of funding and the likelihood of successfully raising capital are becoming greatly diminished. Therefore, there is substantial risk that the Company will be unsuccessful and seek bankruptcy protection as described above.

      Other significant risks associated with Spectrum's strategy include, but are not limited to: overcoming the negative image Spectrum had developed in the past, and its ability to rebuild credibility in the marketplace; successfully develop software and services that bring value to Internet subscribers and Internet Service Provider markets; developing new channels for distribution; hiring and retaining key technical and marketing staff to implement the strategy; and competing successfully within markets where competitors have significantly more resources and access to capital than the Company. The following specific risk factors should be considered in evaluating Spectrum's ability to achieve its business objectives.

      Limited Capital Resources. Although the recent reduction in staff will reduce the Company's selling, general and administrative expenses, the Company is unable to further materially reduce its expenses without incurring severance obligations to terminated executives. A discussion of the Company's commitments and contingencies is set forth in footnote 6 in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. As of September 30, 1998, the Company's working capital has decreased to approximately $822,000. The Company therefore has limited capital resources to invest in product development, service deployment, marketing and selling. As the Company announced on October 2, 1998, it has been actively seeking an investor for several months. Given its inability to stimulate interest to date, there is substantial risk that the Company's continuing efforts will also be unsuccessful. If the Company successfully raises capital, it is likely that existing stockholders' ownership will be materially diluted.

      Past Operating History. The Company's future and ability to raise capital must be considered in light of the risks associated with the past difficulties and negative press encountered by the Company. Concurrently, to effectively enter the Internet and services market, Spectrum must establish management and technical credibility as well as financial viability with potential customers, investors or acquirer, continue to attract, retain and motivate qualified persons, and develop market opportunities and acceptance of its new products. There can be no assurance that the Company will be successful in addressing such risks.

      Changing and Segmented Market; Acceptance of the Company's Services and Products. The market for the Company's Web Acceleration Service is large, but difficult and expensive to penetrate. While the Company believes that its service offers substantial advantages, there can be no assurance that the Company's FastLane service will be widely adopted with brand recognition. Additionally, the margins in the Internet service businesses are traditionally much lower than software businesses. The Company's plan to market its service initially to consumers for $4.95 per month faces uncertainty given the fact that many Internet services are currently being given away free. In order to fund the costs associated with its existing infrastructure and attract a material paying subscriber base the Company must raise capital or be acquired.

      Competition. The market for Internet software and services is intensely competitive and subject to rapid technological change. The Company expects competition to persist, intensify and increase in the future. Companies that have announced Web performance software or software/hardware solutions similar or related to Spectrum's technology include Compaq, Intel and others. Intel released its Web performance software solution in January 1998 and three national ISPs announced that they planned to offer Intel's faster access software as a premium service. It was also reported that Intel was in discussions with the 30 largest ISPs, the most likely potential reseller market for Spectrum's software or service. In June 1998, Intel announced that it was discontinuing its Web performance offering for business reasons, stating that the product did not ramp as quickly as Intel would have liked. There can be no assurance that Spectrum's strategy of marketing directly to end-users will be successful.

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

      Nearly all of these potential competitors have longer operating histories producing hardware and software products or offering services, greater name recognition, significant installed customer bases and significantly greater financial, technical and marketing resources than the Company. In order to successfully compete in this market, Spectrum must be able to build brand recognition and differentiate its services based on their value proposition, including price, performance and scalability for additional features. Such competition could prevent Spectrum from successfully entering the market and materially adversely affect the Company's business, operating results or financial condition.

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

      New Product Development and Technological Change. All of the Company's current revenues have been derived from the licensing of its proprietary technology and royalties from the sale of its associated activation kit products. Given the limited revenue being generated and expected to be generated from this existing business, it is essential for Spectrum to generate revenues from its Web Acceleration Service for dial up users of the Internet.

      Sales of the Company's new Internet service depend on the Company's ability to add substantial value to service providers or directly to their subscribers. Also, patents owned by others may cover certain elements of the Company's new technology, which may require licenses. The Company's inability to introduce and sell the products and services in a timely manner or to successfully expand its product offerings on a timely basis will have a material adverse effect on the Company's business, operating results or financial condition.

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

      Spectrum's existing OEM channels are not the primary channels for distribution of its Web Acceleration Service. Spectrum must market effectively directly to consumer dial-up Internet users, and must develop new channels that include ISPs and other Companies with Internet presence. Spectrum has not previously sold products into these channels. Failure to develop new channels will inhibit the Company's ability to generate revenues from the Company's new service and software products and will likely result in continued operating losses and negative cash flow.

      Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate high quality personnel, especially its management and highly skilled technical and operational teams. The further loss of the services of any of its key executive officers or other key technical employees could have a material adverse effect on the business or the Company's ability to raise capital or be acquired. The Company's downsizing has made it more difficult to implement the Company's strategy of commercializing its FastLane service.

      Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11, in March 1997, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

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

In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against a current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of Spectrum stock in the relevant time frame. As previously reported by the Company, the SEC notified the former officer in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed the former officer as an executive officer. The former officer has denied any wrongdoing and is represented by independent counsel in this matter. The former officer is seeking to have the Company advance the legal fees that he incurs in defense of this action pursuant to his Bankruptcy Court approved employment agreement. The Company and the former officer are in settlement discussions that are expected to limit the Company's exposure associated with this claim to approximately $300,000.

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

               None.

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 23, 1998


                       SPECTRUM INFORMATION TECHNOLOGIES, INC.

                       By  /s/ Donald J. Amoruso
                         --------------------------
                           Donald J. Amoruso
                           President, Chief Executive Officer and
                           Chairman of the Board of Directors


                       By  /s/ Barry J. Hintze
                         --------------------------
                           Barry J. Hintze
                           Chief Financial Officer