Form 10-Q
period 1998-12-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1999-02-12
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1998

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the  transition  period from  _______________  to _______________


                         Commission File Number 0-15596



                     SPECTRUM INFORMATION TECHNOLOGIES, INC.


             (Exact name of registrant as specified in its charter)



Delaware                                       75-1940923
(State of incorporation)                       (IRS Employer Identification No.)

P.O. Box 1006, New York, New York              10268
(Address of principal executive offices)       (Zip Code)


                                 (914) 251-1800


              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_ NO ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES _X_ NO ____

As of January 19, 1999, the registrant had outstanding 7,048,698 shares of its Common Stock, par value $.001 per share.

            SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 1998

                                      INDEX






PART I.  FINANCIAL INFORMATION                                          Page No.

Consolidated Balance Sheets                                                 1

Consolidated Statements of Income (Loss)                                    3

Consolidated Statements of Cash Flows                                       4

Notes to Consolidated Financial Statements                                  5

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                   8



PART II.  OTHER INFORMATION                                                15

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)



Assets                                            December 31,        March 31,
                                                      1998              1998
-------------------------------------------------------------------------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                       $   1,060           $   1,600
  Marketable securities                                   -                 449
  Refunds receivable                                     24                   -
  Accounts receivable (net of allowance
   for doubtful Accounts of $0 at
   December 31, 1998 and $6 at March 31, 1998)            -                 194

Employee Loans                                            -                  79
Prepaid expenses and other current assets                 8                 192
                                                  ----------          ---------
          Total current assets                        1,092               2,514
                                                  ----------          ---------

Property and equipment, at cost:

  Furniture, fixtures and equipment                     301                 598
  Less - accumulated depreciation                      (162)               (340)
  Less - allowance for impairment of idle
   equipment                                           (139)                  -
                                                  ----------          ---------
          Net property and equipment                      -                 258
                                                  ----------          ---------

          Total assets                            $   1,092           $   2,772
                                                  ----------          ---------

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands, except share amounts)


                                                  December 31,        March 31,
Liabilities and Stockholders' Equity                 1998               1998
-------------------------------------------------------------------------------
                                                  (Unaudited)
Current Liabilities
 Accounts payable                                 $      64           $    227
 Accrued liabilities                                     55                453
 Reserve for litigation                                   -                645
 Deferred royalty income                                  -                153
 Reserve for unpaid Chapter 11 claims                     -                 25
                                                  ----------          ---------
     Total current liabilities                          119              1,503

Reserve for Chapter 11 and other stock claims             -                591
                                                  ----------          ---------
     Total liabilities                                  119              2,094
                                                  ----------          ---------

Stockholders' Equity:
 Class A Convertible Preferred Stock, $.001
 par value, 1,500,000 shares authorized and
 800,283 shares outstanding, converts to
 common 3/31/99 on a share for share basis                1                  1

Common stock, $.001 par value, 10,000,000
 shares authorized and 7,048,698 and
 1,557,000 issued and outstanding,
 respectively                                             7                  2
Paid-in capital                                      73,366             71,740
Accumulated deficit                                 (72,017)           (70,758)
                                                  ----------          ---------
                                                      1,357                985
Treasury stock, at cost, (61,805 shares
 acquired from 1994 through 1998)                      (384)              (304)
Accumulated comprehensive loss                            -                 (3)
                                                  ----------          ---------
     Total stockholders' equity                         973                678
                                                  ----------          ---------
     Total liabilities and stockholders' equity   $   1,092           $  2,772
                                                  ----------          ---------


See accompanying notes to consolidated financial statements.


Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Loss (Unaudited)
(Amounts in thousands, except per share amounts)        Three months ended           Nine months ended
                                                           December 31,                 December 31,
                                                          1998           1997           1998           1997
-------------------------------------------------      ------------   -----------    ------------   -----------
Revenues:
  Licensing revenue                                    $       209    $       38     $     2,316    $    1,350
  Merchandise sales, net                                         -            30               8           131
                                                       ------------   -----------    ------------   -----------
     Total revenues                                            209            68           2,324         1,481
                                                       ------------   -----------    ------------   -----------
Operating costs and expenses:
  Cost of revenues                                               -             8               -            52
  Selling, general and administrative                        1,668         1,217           4,054         3,610
                                                       ------------   -----------    ------------   -----------
     Total operating costs and expenses                      1,668         1,225           4,054         3,662
                                                       ------------   -----------    ------------   -----------
Operating loss                                              (1,459)       (1,157)         (1,730)       (2,181)
                                                       ------------   -----------    ------------   -----------

Other income (expense), net                                    399            35             471           138
                                                       ------------   -----------    ------------   -----------
Net loss                                               $    (1,060)   $   (1,122)    $    (1,259)   $   (2,043)
                                                       ------------   -----------    ------------   -----------
Net loss per common share

Basic and diluted                                      $      (.50)   $     (.79)    $      (.65)   $    (1.62)

Weighted Average Number of
Common Shares used in income (loss)
per common share calculation:


Basic and diluted (See Note 1 (d))                       2,104,000     1,413,000       1,926,000     1,258,000


Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

Nine months ended December 31,                       1998           1997
-----------------------------------------------------------------------------
                                                  (Unaudited)    (Unaudited)

Cash flow from operating activities:
 Net loss                                         $   (1,259)    $   (2,043)
 Adjustments to reconcile net loss to net cash
  used by Operating activities:
  Loss (gain) on sale of marketable securities             3             (6)
  Loss on disposal of property and equipment              81              6
  Issuance of common stock                                 -             37
  Stock options granted to directors and
   consultants                                            33              -
  Write-off of employee loans                             79              -
  (Gain) on litigation settlement                       (416)             -
  Provision for the impairment of idle equipment         139              -
  Depreciation and amortization                          109             95
  (Increase) decrease in:
   Refunds receivable                                    (24)
   Accounts receivable                                   194            246
   Prepaid expenses and other assets                     184             40
  Increase (decrease) in:
   Accounts payable                                     (163)           120
   Accrued expenses                                     (398)          (441)
   Reserve for litigation                               (229)             -
   Deferred royalty income                              (153)             -
   Reserve for unpaid chapter 11 claims                  (25)             -
-----------------------------------------------------------------------------
    Net cash used by operating activities             (1,845)        (1,946)
-----------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from sale of marketable securities             449          1,759
 Purchase of marketable securities                         -              -
 Loans to employees                                        -            (34)
 Proceeds from sale of property and equipment              3              3
 Capital expenditures                                    (74)          (114)
-----------------------------------------------------------------------------
    Net cash provided by investing activities            378          1,614
-----------------------------------------------------------------------------
Cash flow from financing activities:
 Purchase of treasury stock                              (80)            (3)
 Proceeds from the issuance of common stock              800              -
 Proceeds from the exercise of common stock options      207              -
-----------------------------------------------------------------------------
    Net cash provided (used) by financing activities     927             (3)
-----------------------------------------------------------------------------

Net decrease in cash and cash equivalents               (540)          (335)
Cash and cash equivalents, beginning of year           1,600          3,132
-----------------------------------------------------------------------------

Total cash and cash equivalents, end of year      $    1,060     $    2,797
                                                  ------------   ------------



See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     (a)  Business

          On December 11, 1998, Spectrum Information Technologies, Inc., a Delaware corporation (the "Company"), entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence M. Powers, pursuant to which Powers & Co. purchased 3,000,000 shares of the Company's common stock par value $.001 (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. As a result of this transaction and subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. Additionally, as a result of this transaction, all of the Company's senior management and Board of Directors were replaced. The Company's new senior management and Board intend to change the direction and nature of the Company's business. The Company is now doing business as Siti-Sites.com and is seeking to establish several web-sites for the marketing of products and services over the Internet.

          The Company is planning to change its corporate name to Siti-Sites.com, Inc. but will retain its stock symbol "SITI". The name change is subject to shareholder approval and will be presented at the next meeting of the Company's shareholders, scheduled within the next several months. Shareholders owning approximately two-thirds of the issued and outstanding shares of Common Stock have expressed approval of the name change as being in the best interest of the Company and its shareholders.

          Historically, the Company was operating as a holding company of several operating subsidiaries generating revenues from royalties for licensing its patents relating to wireless data transmission over cellular networks. From January 1995 through December 11, 1998, the Company's former management had to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One strategy was to seek protection and reorganization under Chapter 11 of the Bankruptcy Code. The Company consummated a plan of reorganization and emerged from bankruptcy on March 31, 1997. Thereafter, the Company spent substantial monies to develop and patent new software and related products for use in Internet data transmission. In particular, the Company developed FastLane , a software product which performs compression improving the speed of World Wide Web access for most dial-up subscribers. However, financing could not be found to continue with such product and its marketing. In June 1998, the Company began seeking to raise capital or attract an acquisition, and by December 1998 the Company had wound down its overhead and operations and was on the verge of filing, a second time, for bankruptcy protection.

          The Company does not expect the former businesses to provide any material future revenues. The Company is trying to sell the patents and technologies, but does not anticipate their sale, if it occurs, will be a significant source of revenue. In substance, the new investors acquired control of a corporate shell with all of its known existing obligations paid or provided for prior to closing, enabling them to make a fresh start.

          Currently, the Company's cash assets are being conserved and new management is in preliminary discussions with respect to two new web-sites which it currently hopes to finance and develop with technical/marketing partners. No assurance can be given that these discussions will lead to the joint ventures planned, or that they will not require additional financing as they go through testing and initial marketing phases. Because of the emerging nature of its business, management has closed the offices previously rented by the Company and postponed the expense of obtaining corporate office space until the new business affiliations have been completed, which may result in shared space with co-venturers. Management continues to operate from its personal offices. The Company has placed into storage certain computer equipment which it hopes to use for its planned web-sites. No employees have yet been put on salary, and present management has been working without salary and may continue to do so for an undetermined period of time. The primary expenses at this date are accounting and legal costs.

     (b)  Basis of Presentation

          The accompanying unaudited consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. All significant intercompany transactions and accounts have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

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

     (d)  Loss Per Common Share

          The computation of basic loss per common share is based on the weighted average number of common shares. The computation of diluted income per common share is based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. Because of the substantial sales of common stock and options in December 1998, the weighted average number of 2,104,000 shares of common stock is not fully reflective of the 7,048,698 shares outstanding as of December 31, 1998.

     (e)  Licensing Agreements

          Licensing income was recognized according to the specific terms of each individual contract. On June 30, 1998, the Company entered into an agreement to license the Company's patented technology (pre-dating its 1997 reorganization) to an entity for two non-recurring up-front payments, $425,000 in July 1998 and $925,000 in October 1998. During September 1998, in order to continue as a going concern, the Company amended this agreement to receive $900,000 in September 1998 instead of $925,000 in October 1998. Also during September 1998, the Company amended another agreement to receive an up-front payment of $610,000 in October 1998, instead of a guaranteed $680,000 payable quarterly through February 2000. Subsequently, in October 1998, the Company amended this agreement to receive an up-front payment of $185,000 in November 1998, instead of royalty payments payable quarterly from January 2000 through December 2003. On December 18, 1998 the Company sold to Charles Leedom, a patent attorney with Sixbey, Friedman, Leedom & Ferguson, the Omnimodal Patent numbers 5,854,985 and
          5,761,621 for the price of $4,000 cash and $8,000 in prepaid legal services. These final license and royalty payments are the last expected by management on this technology, and the Company does not expect these patents to provide any material future revenues.

     (f)  Equipment

          On December 31, 1998 equipment with a net book value of $139,229 was not in service. An allowance for the impairment of the value was established for $139,229. The equipment is being stored for possible future use in its proposed Internet businesses, if and when they develop.

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

2.   Statements of Cash Flows

                                                        Nine months ended
                                                            December 31,
                                                    ---------------------------
                                                       1998           1997
                                                    ---------------------------
                                                     (Amounts in thousands)

Supplemental disclosures of cash flow information:

 Cash paid during the year for interest                $      -       $      -
 Cash paid during the year for income taxes            $      1       $      2

Non-cash transactions:
Class A Convertible Preferred Stock issuance           $      -       $    300
 Payments of unsecured claims via common stock
  issuance                                             $      -       $    162
 Stock issued to prior management and staff            $    591       $      -
 Stock options for prior board of directors &
  consultants                                          $     33       $      -

3.   Earnings Per Share

     Earnings per share for the three and nine months ended December 31, 1998 and 1997 were calculated as follows:

                                           Three Months Ended December 31,
                                              1998                 1997
                                        Basic      Diluted   Basic      Diluted
                                                (Amounts in thousands)
        Net Income (loss)               $(1,060)   $(1,060)  $(1,122)  $(1,122)
                                        -------------------  ------------------

        Weighted average number of
         common shares outstanding
         during the year (i)              2,104      2,104     1,413     1,413

        Common stock equivalents -
         preferred stock                      -          -         -         -
        Common stock equivalents -
         stock options                        -          -         -         -
                                        -------------------  ------------------
        Weighted average number of
         common shares and common
         stock equivalents used in
         calculation of earnings per
         common share (i)                 2,104      2,104     1,413     1,413
                                        -------------------  ------------------
        Earnings per common share (i)   $ (0.50)   $ (0.50)  $ (0.79)  $ (0.79)
                                        -------------------  ------------------

                                             Nine Months Ended December 31,
                                             1998                 1997
                                        Basic      Diluted   Basic      Diluted
                                                (Amounts in thousands)
        Net Income (loss)               $(1,259)   $(1,259)  $(2,043)  $(2,043)

        Weighted average number of
         common shares outstanding
         during the year (i)              1,926      1,926     1,258     1,258

        Common stock equivalents -
         preferred stock                      -          -         -         -
        Common stock equivalents -
         stock options                        -          -         -         -
                                        -------------------  ------------------
        Weighted average number of
         common shares and common
         stock equivalents used in
         calculation of earnings per
         common share (i)                 1,926      1,926     1,258     1,258
                                        -------------------  ------------------
        Earnings per common share (i)   $ (0.65)   $ (0.65)  $ (1.62)  $ (1.62)
                                        -------------------  ------------------


Common stock equivalents were not included in the computation of weighted average shares outstanding for the three and nine months ended December 31, 1998 and 1997 because such inclusion would be anti-dilutive.

(i)  Because of the  substantial  sales of common  stock and options in December
1998, the weighted average number of 2,104,000 shares of common stock is not fully reflective of the 7,048,698 shares outstanding as of December 31, 1998.

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

                                                        Nine months ended
                                                            December 31,
                                                       1998           1997
                                                     (Amounts in thousands)
                                                     -------------------------
          Net Loss                                   $ (1,259)        $(2,043)
          Other Comprehensive income (loss),
           net of tax                                       0              (3)
                                                     -------------------------
          Comprehensive income (loss)                $ (1,259)        $(2,046)


Spectrum Information Technologies, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This entire report, including discussions in the Notes to the Consolidated Financial Statements, contains forward-looking statements that are based on current expectations about the Company's business, its business strategy and management's beliefs and assumptions. Words such as "expects," "anticipates," "intends," "potential," "hopes," "plans," "believes" and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to significant risk and uncertainty and actual results may differ materially from what is expressed. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth herein. In addition, particular attention should be paid to the cautionary statements in this report involving the Company's ability to find and effectively develop the web-site and partnership opportunities contemplated herein and the Company's ability to raise capital in the near and long term. Additional information regarding the Company's strategy and associated risks is included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission, but is deemed modified by events in 1998 as described in this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").


Business

     Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum"), and its subsidiaries (collectively, the "Company"), plans to establish Internet web-sites for the marketing of products and services. The services could involve Internet projects and direct marketing projects as well. The Company plans to develop the sites independently and through strategic alliances. Management believes the World Wide Web is becoming the marketplace of choice for consumers all across the globe. While there are innumerable web-sites now in operation, management believes that there are still many worthwhile opportunities to pursue. The industry is still in its infancy, but many of the early entrants are already being consolidated into larger units, and some are going out of business.

     Many web-sites attempt to make themselves appealing to the broadest audience possible. The Company hopes that it can develop multiple sites targeted to the interests of specific demographic groups by entering into joint ventures with specialists in such groups. In this way, the Company believes it can foster multiple communities of loyal participants, which, in turn will lead to long term marketing possibilities. Members of the Company's new senior management and Board of Directors, in addition to having general management experience as Chairman/CEO (Powers) or Presidents (Schonfeld and Ingenito) of publicly held and private businesses, have backgrounds in media/cable TV, direct marketing, computer manufacturing and management consulting (Gerber), and finance/acquisitions. Initially, they have invested an aggregate of more than $900,000 of their personal funds to create a balance sheet platform from which to build the Company.

     Currently, the Company's cash assets are being conserved and new management is in preliminary discussions with respect to two new web-sites which it currently hopes to finance and develop with technical/marketing partners. No assurance can be given that these discussions will lead to the joint ventures planned, or that they will not require additional financing as they go through testing and initial marketing phases. Because of the emerging nature of its business, management has closed the offices previously rented by the Company and postponed the expense of obtaining corporate office space until the new business affiliations have been completed, which may result in shared space with co-venturers. Management continues to operate from its personal offices. The Company has placed into storage certain computer equipment which it hopes to use for its planned web-sites. No employees have yet been put on salary, and present management has been working without receiving any compensation (although present management may receive compensation for future time commitments if and when the Company is able to pay it). The primary expenses at this date are accounting and legal costs.

     The Company's ability to find and effectively develop the web-site and partnership opportunities contemplated herein and its ability to raise additional capital in the near and long term could prevent the Company from implementing its business strategy.

     The Company is now doing business as Siti-Sites.com. The Company is planning to change its corporate name to Siti-Sites.com, Inc. but will retain its stock symbol "SITI". The name change is subject to shareholder approval and will be presented at the next meeting of the Company's shareholders scheduled within the next several months. Shareholders owning approximately two-thirds of the issued and outstanding shares of Common Stock have expressed approval of the name change as being in the best interest of the Company and its shareholders.

     On December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence M. Powers, pursuant to which Powers & Co. purchased 3,000,000 shares of the Company's common stock par value $.001 (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. As a result of this transaction and subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. Additionally, as a result of this transaction all of the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors has changed the focus of the Company to its current strategy described above.

     Historically, the Company was operating as a holding company of several operating subsidiaries generating revenues from royalties for licensing its patents relating to wireless data transmission over cellular networks. From January 1995 through December 11, 1998, the Company's former management had to resolve the many financial and legal problems inherited from prior years and to refocus the business direction of the Company. One strategy was to seek protection and reorganization under Chapter 11 of the Bankruptcy Code. The Company consummated a plan of reorganization and emerged from bankruptcy on March 31, 1997. See "History of the Plan of Reorganization - 1995 through 1998." Thereafter, the Company spent substantial monies to develop and patent new software and related products for use in Internet data transmission. In particular, the Company developed FastLane , a software product which performs compression improving the speed of World Wide Web access for most dial-up subscribers. However, financing could not be found to continue with such product and its marketing. In June 1998, the Company began seeking to raise capital or attract an acquisition, and by December 1998 the Company had wound down its overhead and operations and was on the verge of filing, a second time, for bankruptcy protection.

     The Company does not expect the former businesses to provide any material future revenues. The Company is trying to sell the patents and technologies, but does not anticipate their sale, if it occurs, will be a significant source of revenue. In substance, the new investors acquired control of a corporate shell with all of its known existing obligations paid or provided for prior to closing, enabling them to make a fresh start.

     Immediately preceding the change of control in December, 1998, the Company had approximately 1,668,698 shares of Common Stock issued and outstanding and 800,283 shares of convertible Class A Convertible Preferred Stock issued and outstanding. The Class A Stock automatically converts to Common Stock on March 31, 1999. Upon completion of the transaction, Powers & Co. acquired approximately 64.3% of the issued and outstanding Common Stock, and 54.9% of the aggregate shares of outstanding stock, including Common Stock and Class A Stock.

     In connection with the change in control on December 11, 1998, the Company's directors as of such date appointed Lawrence M. Powers a director of the Company, and immediately thereafter the Company's other directors resigned. The Company's previous officers as of December 11, 1998 also resigned in connection with the transaction. Lawrence M. Powers, as the sole remaining member of the Board, filled two vacancies by appointing Maurice Schonfeld and Jon Gerber as directors of the Company. The new Board elected Lawrence M. Powers as Chairman and Chief Executive Officer and Mr. Gerber as Vice-President, Secretary and Treasurer. The new Board also appointed Robert Ingenito to the Board. The prior Board was informed before December 11, 1998 of the intended transactions with Mr. Schonfeld and Mr. Ingenito described below.

     On December 12, 1998, (a) Powers & Co. transferred 500,000 shares of its Common Stock and a portion of its option (representing the right to acquire 300,000 shares of Common Stock) to Mr. Schonfeld for $100,000, (b) Powers & Co. transferred by gift 200,000 shares of its common stock of the Company and a portion of its option (representing the right to acquire 80,000 shares of the Company's common stock) to Mr. Gerber, a second cousin of Mr. Powers, (c) Powers & Co. transferred by gift an aggregate of 1,305,000 shares of its common stock of the Company and a portion of its option (representing the right to acquire an aggregate of 730,000 shares of the Company's common stock) to his son and other individuals, and (d) the Company entered into a Stock Purchase Agreement with Mr. Ingenito pursuant to which Mr. Ingenito purchased 500,000 shares of the Company's common stock and an option to acquire an additional 300,000 shares of the Company's common stock at an exercise price of $0.15 per share for a total purchase price of $100,000.

     Thereafter, Steven Gross, a partner in the law firm which now represents the Company, and his son purchased an aggregate of 500,000 shares of the Company's common stock and options to acquire an aggregate of 300,000 additional shares of the Company's common stock at an exercise price of $0.15 per share for an aggregate purchase price of $100,000. In addition, Powers & Co. and one of its transferees by gift have exercised their options and purchased an aggregate of 1,380,000 additional shares of the Company's common stock for an aggregate price of $207,000.

     As a result of the change in control, as well as the Company's change in strategic direction to Internet marketing, the Company determined that it cannot and will not be utilizing any pre-existing net operating loss carryforwards. Consequently, as announced in December, 1998, the Company's new Board determined that the provision in the Company's Certificate of Incorporation and By-Laws requiring Board approval of transfers of the Company's common stock to persons or groups which own or would acquire 5% of the common stock would no longer be enforced.

History of the Plan of Reorganization - 1995 through 1998

     On January 26, 1995, as part of prior management's effort to stem the Company's substantial financial losses, the Company, together with its wholly-owned subsidiaries, Computers Unlimited of Wisconsin, Inc., a Wisconsin corporation d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., a Delaware corporation d/b/a Data One ("Data One") and Spectrum Cellular Corporation ("Cellular") (collectively, the "Debtors"), filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code (the "Chapter 11 proceeding"). A fourth wholly owned subsidiary, Spectrum Global Services, Inc. ("Spectrum Global"), a Delaware corporation, did not file for bankruptcy and was sold by the Company effective October 17, 1995. Spectrum Global was not essential to the Company's business. Upon motion by the Debtors, the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court") converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is overseeing the liquidation of Computer Bay's assets and the Company has no control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors.

     In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement (the "Disclosure Statement") with respect to the Third Amended Consolidated Plan of Reorganization Proposed by the Company and Cellular (the "Plan") dated as of March 18, 1996 finding the Disclosure Statement adequate for distribution and vote by interested parties. As contemplated by the Plan, the bankruptcy estates of the Company and Cellular have been substantively consolidated and thereafter prior to December 11, 1998, the Company and Cellular had been conducting the Company's business on an operating basis as a single entity. On August 14, 1996, the United States Bankruptcy Court of the Eastern District of New York entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan. As stated above, the Company's strategy from 1997 through 1998 did not result in a viable business. A change of control occurred on December 11, 1998 in connection with which payment or provision was made for all known liabilities and a new direction was taken by the new investor group.

Results of Operations

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section. As discussed above, the Company's FastLane project was not viable and the Company was on the verge of a bankruptcy filing when new management took over on December 11, 1998. Consequently, although the Company has a prior operating history, the Company's prospects must be considered primarily in light of the risk that the Company will not be able to find and effectively develop the web-site and partnership opportunities contemplated herein and/or to raise additional capital in the near and long term. Even if the Company is able to do so, the Company's prospects must also be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as web- sites for the marketing of products and services. Such risks for the Company include, but are not limited to, an evolving and unpredictable business, competition and the management of growth.

     The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue. This summary provides trend data relating to the Company's normal recurring operations.

 (Amounts in thousands)
 Quarters Ended December 31,                1998       %        1997        %
-------------------------------------------------------------------------------
 Revenues                                $   209     100     $    68       100
                                         -------   -----     -------     -----
 Operating costs and expenses:
  Cost of revenues                             -       -           8        12
  Selling, general and administrative      1,668     798       1,217     1,790
                                         -------   -----     -------     -----
 Total operating costs and expenses        1,668     798       1,225     1,802
                                         -------   -----     -------     -----

 Operating income (loss)                 $(1,459)   (698)    $(1,157)   (1,702)
                                         -------   -----     -------     -----

 (Amounts in thousands)
 Nine months Ended December 31,             1998       %        1997        %
-------------------------------------------------------------------------------
 Revenues                                $ 2,324     100     $ 1,481       100
                                         -------   ------    --------   -------
 Operating costs and expenses:
  Cost of revenues                             -       -           8        12
  Selling, general and administrative      4,054     174       3,610       243
                                         -------   ------    --------   -------
 Total operating costs and expenses        4,054     174       3,662       247
                                         -------   ------    --------   -------

 Operating income (loss)                 $(1,730)    (74)    $(2,181)     (147)
                                         -------   ------    --------   -------


Revenues

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result of the Company's change in business strategy discussed above, the Company is unable to accurately forecast its future revenues.

     Revenues increased approximately $141,000 or 207% and $843,000 or 57%, respectively, for the quarter and nine months ended December 31, 1998 as compared to the quarter and nine months ended December 31, 1997 primarily due to increased one-time licensing revenues of $171,000 or 450% and $966,000 or 72%, respectively. This increase was partially offset by a decline in merchandise sales for the quarter and nine months ended December 31, 1998 of approximately $30,000 or 100% and $123,000 or 94%, respectively. The increase in licensing revenues for the nine months ended December 31, 1998 is primarily due to the Company's recognition of approximately $1,350,000 in revenues and $153,000 of deferred royalty income in connection with an up-front fee pursuant to a license agreement that the Company entered into during the current fiscal year and the acceleration of a guaranteed payment pursuant to a licensing agreement. This non-recurring increase was partially offset by the decrease associated with the renegotiation of a license agreement the Company entered into in the prior fiscal year. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's discontinued wireless data products and associated patents, is no longer carrying them at any value, and does not expect these patents to provide material future revenues. Merchandise sales decreased for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 because of the effects of a licensing agreement the Company entered into with a distributor to assume the Company's activation kit business during the third quarter of fiscal 1998. Under the agreement, the distributor had committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and to pay the Company a royalty for each activation kit it sells. None were sold for the quarter ended December 31, 1998. See "Note 1(e) to the Consolidated Financial Statements" for a discussion of the renegotiation of the Company's license agreements.

Operating Costs and Expenses

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Operating costs and expenses for the three months and nine months ended December 31, 1998 increased approximately $443,000 or 36% and $392,000 or 11%, respectively, when compared to the three months and nine months ended December 31, 1997 primarily due to increased selling, general and administrative expenses of approximately $451,000 or 37% and $444,000 or 12%, respectively. This increase was partially offset by decreased cost of sales of approximately $8,000 or 100% and $52,000 or 100%, respectively, for the quarter and nine months ended December 31, 1998. Cost of sales decreased as a direct result of decreased merchandise sales for the quarter and nine months ended December 31, 1998 as compared to the same periods in the prior year.

     The increase in selling, general and administrative expenses for the quarter and nine months ended December 31, 1998 as compared to the same periods in the prior year was primarily the result of increased personnel and related expenses of approximately $535,000 or 93% and $594,000 or 34%, respectively. All such employees were terminated between September 1998 and year-end. These increases are the direct result of severance payments to former employees in connection with the "change of control" stock purchases in the Company by Powers & Co. See "Business." Also, during the quarter ended December 31, 1998, the Company recorded a provision for idle equipment of approximately $139,000. See "Note 1(f) to the Consolidated Financial Statements." There was no such allowance during the period ended December 31, 1997. These increases were offset by a decrease in outside services of approximately $208,000 or 63% and $441,000 or 52%, respectively, for the three and nine months ended December 31, 1998 as compared to the same periods in the prior fiscal year.

Operating Income (Loss)

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the quarter ended December 31, 1998, the Company's operating loss increased approximately $302,000 or 26% as compared to the quarter ended December 31, 1997 primarily due to increased operating costs and expenses.

     For the nine months ended December 31, 1998, the Company's operating loss decreased approximately $451,000 or 21% as compared to the nine months ended December 31, 1997 primarily due to increased licensing revenues.

Other Income and Expense

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     For the three months and nine months ended December 31, 1998, other income increased approximately $364,000 or 1040% and $333,000 or 241%, respectively, as compared to the same periods in the prior year as a result of a settlement agreement entered into in December, 1998 between the Company and a former employee whereby the Company paid approximately $229,000 in full settlement of any potential future indemnification. See "Legal Proceedings." As a result of these payments, the Company recognized approximately $400,000 in other income. This increase was offset by a decrease in interest income of approximately $25,000 or 71% and $105,000 or 78%, respectively, for the quarter and nine months ended December 31, 1998 as compared to the quarter and nine months ended December 31, 1997. Interest income decreased because the Company had lower cash balances for the three and nine months ended December 31, 1998 than during the three and nine months ended December 31, 1997.

 Liquidity and Capital Resources

     The following discussion relates in part to a discontinued business in certain wireless data patents that preceded the Company's bankruptcy reorganization and the Company's unsuccessful FastLane software development which are discussed above in the "Business" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During September 1998, the Company's available cash balance dropped below $400,000 and the Company was in danger of being unable to remain current on its obligations, including payroll. The Company, however, was able to renegotiate two licensing agreements and accelerate the payment of royalties pursuant to those agreements. The Company used these funds for operating expenses and winding down the FastLane business.

     During the nine months ended December 31, 1998, working capital (current assets less current liabilities) decreased by approximately $38,000 to $973,000 due to a decrease in the Company's current assets and current liabilities of approximately $1,422,000 and $1,384,000, respectively. Cash and cash equivalents decreased approximately $989,000 for the nine months ended December 31, 1998 due to the payment of operating expenses and severance to former employees. During the nine months ended December 31, 1998, net receivables and employee loans decreased approximately $170,000 and $79,000, respectively. Receivables decreased as a result of payments received pursuant to certain licensing agreements. See "Note 1(e) to the Consolidated Financial Statements." The Company called its employee loans during the period ended December 31, 1998. These loans were collateralized by the Company's Common Stock. The former employees elected to default on their respective loans resulting in a decrease in employee loans and an increase in treasury stock. These decreases were partially offset by the elimination of the litigation reserve of $645,000 as well as the reduction in accounts payable and accrued expenses of approximately $163,000 and $398,000, respectively.

     Net cash used by operating activities decreased $101,000, from $1,946,000 to $1,845,000 during the nine months ended December 31, 1997. During the nine months ended December 31, 1997, the Company paid approximately $441,000 in Chapter 11 claims in connection with the Plan and made no such payments during the period reported. See "History of the Plan of Reorganization - 1995 through 1998." However, during the nine months ended December 31, 1998, the Company paid approximately $229,000 pursuant to a settlement agreement with a former employee. See "Legal Proceedings." Also, during the quarter ended December 31, 1998, the Company elected to record a provision for its idle equipment of approximately $139,000. See "Note 1(f) to the Consolidated Financial Statements." During the same period in the prior fiscal year, there was no such provision.

     Net cash provided by investing activities decreased $1,236,000 from $1,614,000 for the nine months ended December 31, 1997 to $378,000 for the nine months ended December 31, 1998. The decrease was primarily related to the amount of marketable securities sold. During the periods presented, the Company sold its marketable securities in order to fund current operations.

     Net cash provided by financing activities increased approximately $930,000 during the nine months ended December 31, 1998 as compared to the same period in the prior year. This increase was directly related to the issuance of common stock pursuant to the December 11, 1998 agreement between the Company and Powers & Co. as well as the subsequent agreements for an aggregate investment of $1,007,000. See "Business." Also, during the period presented, the Company purchased approximately $80,000 of treasury stock as opposed to the $3,000 purchase during the nine months ended December 31, 1997.

 Year 2000

     The year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. As discussed in the "Business" section above, in December of 1998, a new investor acquired a controlling interest in the Company and thereafter additional investors also purchased newly issued stock and options. In connection with this change in control, the Company's senior management and Board of Directors were replaced. The new senior management and Board have indicated their intention to establish Internet web-sites for the marketing of products and services but have not finalized any specific projects yet. Until the Company commences such a new project, the Company is conserving its cash resources. In addition, as discussed above, the Company does not expect the former businesses of the Company related to wireless data transmission technology and FastLane compression software to provide any material future revenues. Thus, the Company believes that the consequences of year 2000 issues would not have a material effect on its business, results of operations or financial condition at this time.

     If and when the Company consummates a project to establish and Internet web-site for the marketing of products or services, management will review plans to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company will rely upon to operate its business to assess their readiness for the year 2000.

Risk Factors

     Overview. As discussed in the "Business" section above, the Company has changed its strategic direction. While the Company had suffered significant losses from previous operations, all those operations have essentially been discontinued. The Company is now seeking to establish several web-sites for marketing products and services over the Internet.

     The following specific risk factors should be considered in evaluating the Company's ability to achieve its business objectives.

     Commencement of Projects. The Company's strategy depends on its ability to find and effectively develop the web-site and partnership opportunities contemplated herein. There can be no assurance that the Company will be able to do so or that the Company's overall strategy will be successful.

     Limited Capital Resources. Giving effect to the recent investment in the Company, the Company's December 31, 1998 working capital has still decreased to approximately $973,000. The Company therefore has limited capital resources to invest in development, marketing and selling. Management has taken the proactive steps of closing the Company's leased facilities in Marlboro, Massachusetts and Purchase, New York and expects to open a smaller facility in the future. These steps have been taken to preserve the Company's capital for future use. There can be no assurance that the Company will be able to raise sufficient additional capital in the near and long term.

     Competition. The market for Internet web-sites providing products and services is intensely competitive. The Company expects competition to persist, intensify and increase in the future, and for capital costs to also increase. There can be no assurance that the Company will be able to compete successfully against its competitors. In order to successfully compete in this market, the Company must be able to build brand recognition and develop a dedicated following.

     Dependence on Key Personnel. The Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management. The loss of the services of any of its key executive officers could have a material adverse effect on the Company's business or the Company's ability to raise capital. No employees have yet been put on salary, and present management has been working without receiving any compensation. Other employees necessary to build the business will require competitive compensation and present management may receive compensation for future time commitments if and when and the Company is able pay it. In addition, the Company currently does not have a long-term employment agreement with any of its executive officers.

     Market Listing; Volatility of Stock Price. Spectrum was delisted from the NASDAQ National Market in April 1995. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11, in March 1997, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the Company's common stock will develop or be sustained. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

     Shares Eligible for Future Sale. The preferred stock that was issued to the plaintiffs to settle class action litigation pursuant to the Plan is convertible to common stock upon request of the holder, and all such shares automatically convert to common stock on March 31, 1999. Conversion to common stock of a significant number of shares of preferred stock and a subsequent sale in the public market could adversely affect the future market price for the Company's common stock.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

   Securities Related Proceedings

     As previously reported by the Company, during May 1997, the SEC and the Company reached a settlement agreement under which the Company agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. The Company neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action described above against the former officer. The SEC did not seek monetary penalties and recognized that the Company's then current Chief Executive Officer and Board of Directors had cooperated in the SEC's investigation. Such "current" group was part of the management which resigned in December 1998.

     In December 1997, the SEC filed a civil lawsuit in the United States District Court for the Eastern District of New York against a then current employee (who resigned in December 1998) and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder, including violations of Rule 10b-5, related to accounting and disclosure issues with respect to certain patent and advertising agreements the Company entered into during 1993 (fiscal 1994) and the exercise of options to purchase and subsequent sale of the Company's stock in the relevant time frame. As previously reported by the Company, the Sec notified the former officer in April 1996 that it intended to bring this action. Upon learning of the SEC staff's position and pending resolution of this issue, the Company at that time removed the former officer as an executive officer. The former officer has denied any wrongdoing and is represented by independent counsel in this matter. The former officer sought to have the Company advance the legal fees that he incurs in defense of this action pursuant to his bankruptcy court approved employment agreement. In December 1998, the Company and the former officer reached a settlement that limited the Company's exposure to a one-time payment of $229,000 as described in "Item 2, Liquidity and Capital Resources.".

     From time to time, the Company has been a party to other legal actions and proceedings incidental to prior business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

Item 2.   Changes in Securities

     Unregistered Issuances of Stock. As discussed in the "Business" section above, (a) on December 11, 1998, the Company sold an aggregate of 3,000,000 shares of the Company's common stock and options to purchase an addition 1,800,000 additional shares of the Company's common stock for an exercise price of $0.15 per share (exercisable from December 11, 1998 through December 11, 2003 (the "December 11 Options")) for an aggregate price of $600,000, (b) on December 12, 1998, the Company sold an aggregate of 500,000 shares of the Company's common stock and options to purchase an addition 300,000 additional shares of the Company's common stock for an exercise price of $0.15 per share (exercisable from December 12, 1998 through December 12, 2003) for an aggregate price of $100,000, and (c) on December 21, 1998, the Company sold an aggregate of 500,000 shares of the Company's common stock and options to purchase an addition 300,000 additional shares of the Company's common stock for an exercise price of $0.15 per share (exercisable from December 21, 1999 through December 21, 2003) for an aggregate price of $100,000. On December 24, 1998, Options to purchase an aggregate of 1,380,000 additional shares were exercised by the holders thereof for an aggregate exercise price of $207,000. No underwriters were used in connection with any of the foregoing sales. All sales were made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided, in each case, by Section 4(1) thereof. The acquirors of such securities made certain representations to the Company as to, among other things, investment intent, that they possessed a sufficient level of financial sophistication and that they received information about the Company. The securities issued in the transactions were subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement


Item 3.   Defaults Upon Senior Securities
          None

Item 4.   Submission of Matters to Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          No.


          10.1 The Stock Purchase Agreement between Powers & Co. and Spectrum Information Technologies, Inc. dated December 11, 1998 was previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 11, 1998, and incorporated herein by reference.

          27   Financial Data Schedule

          99.1 Press Release dated December 14, 1998

          99.2 Press Release dated December 17, 1998

          99.3 Press Release dated December 21, 1998

          99.4 Press Release dated December 29, 1998


     B.   Reports on Form 8-K

          The Company filed a Current Report on Form 8-K dated December 11, 1998, which included: Item 1, "Changes in Control of Registrant" reporting that the Company, on December 11, 1998, sold a majority interest in the Company to an investor.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:    February 12, 1999


                         SPECTRUM INFORMATION TECHNOLOGIES, INC.

                         By: /s/ Lawrence Powers
                             Lawrence Powers
                             Chief Executive Officer and
                             Chairman of the Board of Directors


                         By: /s/ Jon Gerber
                             Jon Gerber
                             Vice President, Secretary and Treasurer

                              Exhibit 27
                        Financial Data Schedule