Form 10-K
period 1999-03-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1999-07-14
CIK 812551

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                                  ANNUAL REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                         Commission File Number 0-15596
March 31, 1999


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 28,1999 was approximately $4,959,605 based on the average of the closing bid and ask prices of the Common Stock on June 28, 1999 of $1.45 as reported by the National Quotation Bureau.

8,062,768 shares of Common Stock were outstanding as of June 28, 1999.

Documents Incorporated by Reference: Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission no later than July 29, 1999 are incorporated by reference in Items 10 through 13 of Part III of the Form 10-K.




                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 1999

               PART I                                                  PAGE
               ------                                                  ----
ITEM1.         BUSINESS                                                   1

ITEM2.         PROPERTIES                                                21

ITEM3.         LEGAL PROCEEDINGS                                         21

ITEM4.         SUBMISSION OF MATTERS TO A VOTE OF                        23
               SECURITY HOLDERS

               PART II
               -------

ITEM5.         MARKET FOR REGISTRANT'S COMMON EQUITY                     23
               AND RELATED STOCKHOLDER MATTERS

ITEM6.         SELECTED FINANCIAL DATA                                   26

ITEM7.         MANAGEMENT'S DISCUSSION AND                               26
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

ITEM7A.        QUANTITIVE AND QUALITIVE DISCLOSURES
               ABOUT MARKET RISK                                         35

ITEM8.         FINANCIAL STATEMENTS AND                                  35
               SUPPLEMENTARY DATA

ITEM9.         CHANGES IN AND DISAGREEMENTS WITH                         35
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

               PART III
               --------

ITEM10.        DIRECTORS AND EXECUTIVE OFFICERS OF                       35
               THE REGISTRANT

ITEM11.        EXECUTIVE COMPENSATION                                    35

ITEM12.        SECURITY OWNERSHIP OF CERTAIN                             35
               BENEFICIAL OWNERS AND MANAGEMENT

ITEM13.        CERTAIN RELATIONSHIPS AND RELATED                         35
               TRANSACTIONS


               PART IV
               -------

ITEM14.        EXHIBITS, FINANCIAL STATEMENTS                            36
               AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.  BUSINESS

Introduction

         As a result of a change of control of Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum" and, together with its subsidiaries, the "Company") in December 1998, Spectrum's senior management and Board of Directors were replaced. See "- Change of Control." The new senior management and Board of Directors, which has experience in building publicly held companies, changed the direction and nature of the Company's business, discontinued its prior business and began seeking to establish several websites for the marketing of products and services over the Internet. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of shareholders and will retain its stock symbol "SITI". In pursuit of its new strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, Inc., a Delaware corporation ("Tropia"), which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. See "- Tropia."

         The Company believes that while there are innumerable websites now in operation, there are still many worthwhile opportunities to pursue. Many websites attempt to make themselves appealing to the broadest audience possible. The Company hopes that it can develop other sites targeted to the interests of specific demographic groups by entering into joint ventures with specialists in such groups. In this way, the Company believes it can foster multiple communities of loyal participants, which will lead to long term marketing possibilities. Management believes the World Wide Web is becoming the marketplace of choice for consumers all across the globe. The Company continues to search for additional opportunities to establish websites for the marketing of other products and services over the Internet.

Tropia

         On June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,850 shares of the Company's common stock, half of which were delivered at closing, and half of which are in escrow to be delivered after one year, if certain goals are achieved. The Company has agreed to provide $100,000 of capital to Tropia initially and approximately $800,000 of additional capital during the next twelve months. The acquisition was effected by merging SITI-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia. Tropia was partially owned (55%) by Red Hat Productions, Inc., an award-winning independent film production company which is owned by Barclay Powers, a large shareholder of the Company, and Jonathan Blank, the current Chief Executive Officer of Tropia. Lawrence M. Powers, the Chairman/CEO and a large shareholder of the Company, has been a financial participant and one-third owner of Red Hat Productions, Inc. since 1997. Tropia was also owned (45%) by Ari Blank and Arjun Nayyar, the designers of the website who are now employees of Tropia.

         The fully functioning website, and related business arrangements with artists and marketing agents, has been under development since February 1999 and was valued at 500,000 shares of the Company's common stock. However, Lawrence M. Powers and Barclay Powers (his son) have waived their rights to participate in the shares otherwise receivable by Red Hat Productions, Inc. from the acquisition. As a result of this waiver, the shares delivered to Red Hat Productions, Inc. were reduced proportionately and all such shares were distributed by Red Hat Productions, Inc. solely to Mr. Blank.

The Company will reserve 183,150 shares of its common stock (which equals the number of additional shares that would otherwise have been issued but for the waiver) for issuance in the future (in the form of stock and/or options to acquire stock) for existing and new management personnel of Tropia.

         Tropia means "positive change," which is what the digital revolution is all about. For the first time in history, artists can make their music directly available to a global audience. It is no coincidence that MP3 is the most searched term on the Internet (according to searchterms.com).

         Tropia is geared towards the college market. There are over 3,000 colleges in the U.S. with 15 million students who are typically heavy web users. These avid music fans have broadband access which enables them to download songs rapidly and view TV quality video. Currently, the Tropia catalogue includes over 60 artists and several independent record labels, with new ones being added rapidly as they are evaluated by the Tropia staff (in order to create the most entertaining experience for users, Tropia does not accept all submissions).

         Immediate post-launch plans include expanding the music catalogue, developing strategic marketing partnerships and incorporating state-of-the-art multi-media. Additionally, Tropia is building the data infrastructure to provide artists with access to the new global marketing and distribution system through simple and highly effective information management techniques. Ultimately, Tropia plans to be a destination entertainment network for the college audience that will expand internationally through strategic foreign alliances. However, there can be no assurance as to the likelihood or timing of any of these events.

         The audience demographics of Tropia are desirable to advertisers as this market segment has substantial disposable income available for music and video related merchandise purchased through the website. Further, such audience segment will provide valuable information into a database for future marketing revenues. In addition, Tropia will offer valuable services, both free and for nominal charges, to artists and to its audience.

         Tropia was created by Red Hat Productions, Inc. (redhatproductions.com) and by a talented web site development team of two 23 year old Columbia University graduates with wide experience in Internet technology and college media. Red Hat Productions is an award-winning L.A. and N.Y. based independent film company that produced the cult hit, SEX, DRUGS & DEMOCRACY, ("Enthralling... a seductive argument" -- Roger Ebert). The web developers worked on sites prepared for major firms such as Viacom, Gateway, and the Museum of Modern Art.

         The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website showcases the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs free of charge in MP3 format. The website also embodies a 24 hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

         The independent artists and record labels are required to agree to permit the Company to distribute their music over the website without receiving any royalty. In turn, each independent artist and each artist represented by an independent record label is given its own webpage within the website, and the ability to promote and distribute its music to a large number of consumers worldwide essentially at no cost to the artist. The artists and record labels are offered attractive sharing arrangements whereby they participate in the proceeds from the sales of their CDs and other merchandise featured on the website. The Company's relationship with each artist and independent record label will be non-exclusive. The Company anticipates that independent artists and independent record labels will be drawn to the website because they have been historically underserved by the traditional music industry, and they would welcome a low cost, low risk method of distribution.

         The website is designed to attract a youthful audience (ages 14-25), with a specific emphasis on college students. The Company believes that college students will be the ideal audience for the website because they generally:

         -        are among the highest spenders on music;

         - have the most powerful computers and wide-spread broadband access to the Internet;

         -        spend a significant amount of time on the Internet;

         - share the attitudes and values of, and identify strongly with, the independent artists featured on the website;

         - can be reached fairly easily and inexpensively by campus newspaper, radio and television stations and promotional tours by the website's featured artists; and

         -        will appreciate the value of free downloaded music.

         The Company believes that its variety of free downloadable music will help distinguish the website from other providers of music online. In addition, consumers will now have the ability to locate independent artists whose music is not sold through traditional music retailers. The website will also facilitate communication between fans and independent artists, via its artist websites, to be followed by tour information and other services attractive to artists and fans.

         The Company hopes to create a premier entertainment destination for the discovery of independent music by designing the website so that both artists and consumers will have access to the information they desire, in an interface that is easy, intuitive, uncluttered and attractive. The Company intends to continue to develop the website further (with video presentations, live performances, etc.) and introduce new products and services, as appropriate, to meet the needs of artists and consumers. The Company is currently sponsoring concerts in New York, San Francisco and Los Angeles for several emerging groups, and intends to continue such promotions. Obtaining rights to offer free MP3 downloads from established artists for limited periods is also under discussion, to attract visitors to the website in the coming school year.

Management Background/Philosophy

         Operations.

         Jonathan Blank, Co- President/CEO of Tropia, is a 34 year old graduate of Columbia University, with an M.F.A. from its Film School, in film making and directing. He founded Red Hat Productions, Inc. in 1993 with Barclay Powers, who is now a Co-President of Tropia.

         Barclay Powers is a 36 year old graduate of Columbia University who was an executive associate for five years to the Chairman/CEO of Spartech Corporation (see "-Investors and Administration"), specializing in marketing projects, acquisitions and joint ventures.

         Since 1992, Jonathan Blank and Barclay Powers have jointly produced and marketed two documentary films and a feature length theatrical film, all aimed at the college youth market. The films, now in video release, were written and directed by Jonathan Blank and produced by Barclay Powers. The sound tracks of their films employed the same types of artists as are on the Tropia website. These two film producers, based in Los Angeles, will contribute to the website by continuing to evaluate new music and provide creative ideas to develop of the website.

         Philip Foxman, a music supervisor to Tropia, worked with Messrs. Blank and Powers as supervisor on their films, and is active on the music tour circuit with wide connections among emerging artists in the U.S., the U.K. and Australia. Three other music consultants active in college music promotions are also currently employed by Tropia in Los Angeles and New York.

         Ari Blank (Jonathan Blank's brother), Creative Director of Tropia, is a 23 year old Columbia University liberal arts graduate, who has been engaged in website design and development for several years, most recently with "Ovendigital", a pre-eminent New York-based website design firm. The Tropia "idea" began with him from his experience in college TV and broadcasting.

         Arjun Nayyar, Technical Director of Tropia, is a 23 year old Columbia University engineering graduate with several years experience in software design for websites. He was most recently employed at Merrill Lynch. Arjun Nayyar and Ari Blank have been associated on several projects since their student days, and are a key development team at Tropia, based in New York.

         Investors and Administration

         Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a 67 year old businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial mentor, and later as chief executive officer. Most recently, he founded and built Spartech Corporation
(NYSE), now an $800 million plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell (1978) with few assets, and becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (40 plants) since his retirement in 1992. He remained on the board until 1995, and is still a major securities holder of Spartech. He was educated at Yale Law School, senior executive programs at Harvard Business School (between 1980-1998), and most recently in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and joint ventures. The management team he assembled at Spartech Corporation has remained in place, building it to its present value.

         Robert Ingenito, Investor and Director of the Company (age 56), is a nationally known figure in the direct marketing industry, using databases for "data mining" in customer development. He was the President and a principal of Axciom Corporation (NYSE), a $750 million database management firm, when it first went public (and a director along with Lawrence M. Powers in the 1980's). Most recently, Mr. Ingenito founded and manages Access Communications and Access Direct, two established data service companies ($32 million in sales); Access Direct produces high volume, highly segmented mail correlated to its clients' segmented databases; Access Communications produces critical documents from on-line transmissions from its clients. Mr. Ingenito is active in developing Tropia's strategy.

         Steven Gross, Investor (age 58), is a prominent corporate, securities and acquisition lawyer, with wide ranging financial relationships. A Harvard Law School graduate, he was formerly a law partner of Mr. Powers. Mr. Gross is now a senior partner of Sills Cummis Radin Tischman Epstein & Gross, P.A., a large law firm based in Newark, NJ. His law firm is counsel to the Company.

         Jon M. Gerber, Vice President and director of the Company (age 45), is a management consultant with an engineering background in computer systems and components, and in operations development. He has an M.B.A. in Finance from the University of Wisconsin, and presently conducts his own investment management business in New York. He is becoming a full-time senior officer of the Company, and is organizing its New York offices with its technical team. He is also working with Tropia CEO, Jonathan Blank, on establishing Los Angeles offices, where much of the marketing team will be based. Mr. Gerber is a second cousin of Lawrence M. Powers.

         Chairman/CEO Powers believes in building a management team with strong stock incentives. On purchasing a control position in the Company of 3,000,000 shares in December 1998 through Powers & Co., a sole proprietorship owned by Mr. Powers (see "- Change of Control"), he promptly made assignments of portions of his shares to potential executives and creative talent who could help develop the Company's Internet business. Mr. Powers assigned 200,000 shares (and an option to acquire an additional 80,000 shares) to Jon Gerber, 200,000 shares to Jonathan Blank, a stock option to acquire 40,000 shares to Paul Marshall (a computer consultant who founded Maxus Systems, a virtual reality decisions support system), and 100,000 shares to Michael Gerber, the brother of Jon Gerber, and his wife, Carol Colman (Ms. Colman is a prominent author of many self-help books and "wellness" programs). These assignments of Mr. Powers' shares, which resulted in the Company recognizing an expense of $250,000, were made to encourage their respective creative ideas for websites and e-commerce opportunities. Several concepts which could add investor value to the Company are under discussion among these substantial shareholders, and Tropia was the first one, generated by Jonathan and Ari Blank. As the Company is built, all major contributors to its success will hereafter likely receive stock or option grants from the Company to maintain an entrepreneurial shareholder attitude in their efforts.

Traditional Methods for Distribution of Music

         Recorded music is recognized as one of the most popular forms of entertainment. It is a $40 billion industry, approximately 20% of which is independent music. Until the late 1990s, the distribution of music by the music industry had remained relatively unchanged for many years. Artists were generally required to sign exclusive contracts with record labels who would develop, distribute and promote their recordings. The major record labels have, to a great extent, controlled the type and quantity of music made available to consumers. As a result, the number of artists served by the existing music distribution system has been fairly small compared to the number of artists who desire to pursue their music as a career.

         Moreover, consolidation within the industry accelerated sharply during the 1990's, further reducing the number of distribution channels. Partly as a consequence of these acquisitions, the major labels have confronted spiraling costs, diminishing their already-low incentives to take risks with unknown bands. Critics have noted that the industry has failed to develop any consistent "breakout" artists or music styles since the hip-hop and alternative movements emerged in the late 1980s.

The Internet and Digital Music

         This music industry is changing, however, due to the popularity of the Internet and the advent of compressed digital music formats, including the MP3 format, which itself may be replaced by subsequent formats. The Internet has grown rapidly in recent years, driven by the development of the World Wide Web, intuitive web browsers and faster connections, the proliferation of multimedia PCs and the emergence of compelling Web-based content. In recent years, with more and more consumers buying multimedia PCs with a sound card, speakers and a CD-ROM or DVD-ROM drive, people have increasingly used their computers to play music.

         Unlike college students, many consumers have not been able to experience high quality Internet audio and video because of their relatively low bandwidth Internet connections. New platforms, such as cable and direct subscriber line modem and satellite data broadcast, are already being created to deliver high-speed access to digital media. Growth will depend on the investment of billions of dollars by the telecommunications industry in new infrastructure. In the meantime, high-speed connections will largely remain limited to larger businesses, research institutions and colleges and universities. The Company has therefore determined that the student market, in large part because of its ready access to high-speed connections and its spirit of "independence," will prove to offer the greatest opportunity for developing its business.

         Another impediment to the transmission of music over the Internet has been the large size of music files. For example, a three minute song can occupy more than thirty megabytes of storage. Storing and transferring audio files can be expensive and slow. To address this problem, compression formats have been developed. One of the first widely accepted standards for the compression of music was MP3, adopted by the Moving Picture Experts Group. The MP3 standard offers at least 10:1 compression and audio integrity at near-CD quality. MP3 playback is currently available on most operating environments such as Microsoft Windows 95, Windows 98, Windows NT and Mac OS, most major versions of UNIX (including Linux, the platform for www.tropia.com) and many other operating environments. Forrester Research, Inc. estimates that there are over 50 million MP3-capable users today. The development of compression formats such as MP3 and the increased availability of higher bandwidth Internet connections have made it practical to transmit music over the Internet.

         In addition, the transmission of music over the Internet has been made more desirable by the recent introduction of certain products to enable consumers to move the audio content from a PC to a portable listening device. Portable audio players capable of storing and playing back downloaded MP3 audio files have been introduced by Diamond Multimedia Systems, Inc. and Creative Technologies, Ltd. Many new types are in development. The Company believes that these types of products will be desirable for many listeners on the website.

         As a result, aside from the traditional music distribution channels there are now other alternatives: complete digital music content and information clearinghouses (such as MP3.com, which uses data compression technologies to distribute and promote the music of a wide variety of artists), more traditional record label structures (such as EMusic.com, Inc. (formerly known as GoodNoise Corporation)) and a combination of both (such as the IUMA). Artists will now have much greater control of their product, their marketing, their distribution channels, even their pricing. But no matter how much the music industry may change, artists will always need exposure. With musicians all over the world able to produce and distribute their music globally, it will become increasingly important (and difficult) to be seen and heard. The Company believes that its volume of free downloads, approved for quality by its growing staff, will set Tropia apart from other websites which sell music over the Internet and will be significant in helping to draw a substantial audience.

Advantages of the Website

         The Company believes that www.tropia.com will be desirable to both consumers and independent artists. For the consumer, the website will provide an attractive and functional site with superior content, as well as the following advantages:

- RADIO-STYLE INTERFACE. To more easily deliver music to the consumers, the website includes a radio-style interface, where users can "tune into" various radio streams, classified by genre, to enable consumers to sample music. If a consumer likes a song, he or she can download the MP3 version for free. In this way, the website will deliver content to visitors, rather than forcing them to seek it out (a task that is especially difficult when the majority of the artists are unknown). The Company believes that this ease of use and quantity of free downloads will distinguish www.tropia.com from other digital music sites.

- INTERACTIVITY. The website creates an interactive music experience which is expected to include chat rooms, on-line interactive interviews with featured artists and other interactive functions. The Company believes that the website's interactivity will also distinguish it from other digital music sites.

- CONVENIENCE. The website offers a consumer the ability to listen to or download songs by featured artists 24 hours a day from the convenience of his or her home, school or office. If the consumer likes the song, he or she may buy the CD over the website.

- COMMUNICATIONS WITH ARTISTS AND OTHER FANS. The website will allow fans to contact artists directly via e-mail and to communicate with one another through message boards. In addition, artists can use their web page to communicate directly with their fans, advising them of concerts and new releases. Message boards allow fans with common interests and preferences to be connected.

         For the artist, www.tropia.com will provide the following advantages:

- DISTRIBUTION AND PROMOTION. The website offers artists the ability to promote their music to a global and growing base of consumers through their own webpage for no charge, control pricing of their music and achieve superior economics through revenue sharing on sales of their CDs and other merchandise. The Company believes this high level of artist control from origination to final distribution is extremely appealing to artists. The website also facilitates artist discovery by allowing users to browse the site by artist, by song title and by genre.

- MARKETING. The website will provide artists with various marketing tools, including public relations assistance, tour and concert promotions, and e-mail promotions, among others.

- NON-EXCLUSIVE. The Company's relationship with the artists and the independent record labels will be on a non-exclusive basis, enabling featured artists to distribute their music using the website, as well as other means (such as other websites).

- ACCESS TO CONSUMER FEEDBACK AND STATISTICS. Upon the implementation of tracking software (which is now in progress), artists will receive detailed information about the number of people visiting their webpage, listening to their music, downloading their songs, and how many CDs they sold during the day and over the past month. Artists will then have valuable information about their fan base including geographical information. The Company's aggregated data and demographic analyses will allow the Company to offer artists sales, marketing and other information that enables them to define, evaluate and connect with their fan base. As the website grows and more artists and independent record labels join, artists can use this information, such as geographic and listener data, to determine which of their songs receive the best reception, which genres are best suited for their songs and how their music compares to other songs in the same genre or region. This allows them to change their music selections or target promotional events and marketing to their fans through the site.

The Company's Strategy

         The objective of the Company with respect to its Tropia business is to create a premier entertainment destination for the discovery of independent music by designing the website so that both artists and consumers will have access to the information they desire. To achieve this objective, the Company will focus on the following key elements (although there can be no assurance as to the likelihood or the timing of these elements):

- CONTINUE TO DEVELOP MUSIC CONTENT. The Company is continuing to evaluate and amass a collection of quality independent music and hopes to have approximately two to five downloadable tracks each from more than 100 artists by late summer 1999.

- USE THE LATEST COMPRESSION FORMATS. The music on the website will be offered in both the MP3 (for downloads) and RealAudio (for radio-style listening) compression formats. However, the Company's intention is to support compression standards that achieve acceptance by the Internet community, and, accordingly, the Company may change its compression systems in response to technological and market developments. (Each of the Company's audio formats has certain minimum system requirements for hardware and software in order for a user to listen to the audio samples on the Company's website. Because of limitations in their own hardware's capabilities, certain users may be unable to use all of the Company's services.)

- USE E-COMMERCE. Initially, the Company will sell CDs and other merchandise (such as posters, t-shirts, hats and stickers) of its featured artists. The Company will expand merchandise volume as quickly as possible, incorporating as many music related goods as possible. The artists and independent record labels will also participate in the proceeds from the sales of their CDs and other merchandise featured on the website. As the website builds an audience, the Company will seek out advertising targeted at its youthful audience, and seek joint ventures and other alliances.

- DEVELOP ADDITIONAL FUNCTIONALITY. The Company also hopes to implement more advanced commerce functionality in the near future. For example, the Company hopes to institute custom CD burning for consumers who compile lists of MP3s. In the longer term, the Company may implement a pay-per-download system for digital music (while keeping its radio streams free), based on low-level financial transaction technologies, many of which are currently under development.

-        TARGET THE COLLEGE STUDENT MARKET; INTRODUCE TROPIA COLLEGE TV WEBSITE.
         As discussed above, the Company will focus its marketing efforts on college students. The Company believes that college students will be among the first demographic groups to act on the new consumer freedoms the Internet is creating, and that the Company can provide the environment for those transactions to occur. The Company intends to use much of its marketing budget to advertise directly to the college audience, through ads in college media, promotional music distribution to college radio stations (such as weekly CDs featuring the newest material), as well as promotional campus tours. In addition, the Company will structure its site to more closely match the needs and desires of college students.

         For example, the website may permit college students to view the top ten downloads from their school, or network with other students at their school with similar tastes in music. The Company also hopes to provide a strong boost to its college marketing drive by launching Tropia College TV (projected for the fall of 1999), a website devoted to providing exposure to the best in college television broadcasting. A percentage of advertising revenue from this project will be channeled directly back to the college TV stations which are traditionally cash-strapped. It will therefore be in the interest of these college media organizations to promote this website because the more people who log on, the more money each TV station will make. The Company will, in effect, have agents on major college campuses across the country to gather information about the desires of the college audience and to distribute the Company's marketing materials directly to college students.

- GENERATE REVENUES PRIMARILY FROM SALES OF MERCHANDISE. At first, the Company expects to receive its revenues primarily from the online sale of CDs and other merchandise, and later from the other commerce functionality described above. The Company initially does not intend to generate any significant revenues from online advertising, but plans do so in the future. Since the Company does not buy the music for the website, the incremental cost to add more music on the website should not be significant. The Company believes that due to the popularity of digital music, MP3 will be its own marketing tool. According to searchterms.com, "MP3" is one of the most frequently searched terms on the Internet, exceeding "sex." Any development in the MP3 industry receives national attention on the pages of WIRED, THE NEW YORK TIMES, and ROLLING STONE, and television networks such as MTV and CNN. Whether it's the injunction against the Diamond Rio player or the release of Chuck D MP3 tracks - many teenagers, college students, record industry and Internet executives hear about it. Awareness spreads at the speed of information.

- BECOME A SERVICE BASED COMMUNITY. The Company believes that in the digital music industry an artist will be as much a consumer as a producer. Therefore, the Company will begin to construct a service-based community. Ultimately, the Company hopes to provide assistance to artists with music and entertainment industry contacts, and to provide valuable music news and marketing resources.

- DEVELOP RELATED WEBPAGES. Consumers will be able to access a separate "business entrance" at main.tropia.com, which will feature all information relevant to Tropia's business, such as contact information and press releases. In addition, artists will be able to log on to a related website known as bands.tropia.com. This website will enable them to access relevant news and information (including reports of visitors, downloads and purchases), update their webpages and communicate with other artists and Tropia. New artists and independent record labels wishing to join Tropia can do so through this website.

- ESTABLISH USER ACCOUNTS. The Company expects to introduce user accounts which will facilitate the formation of a community, as well as the collection of useful marketing information. Consumers will be able to customize their interface significantly. With the integration of agent software, users can be more easily directed towards the content they might like as well as to other consumers who might share the same tastes. Consumers will be able to establish individual play lists for public use, encouraging consumers to interact creatively with one another. After consumer accounts are established, the implementation of low-level financial transactions (such as a consumer paying 25 cents for a song) becomes much more feasible, as consumers can keep an open tab.

- DEVELOP YOUTH BASED MARKETING. The Company is developing "street teams" in major markets, as well as using other youth based marketing approaches, to help reach its target audience.

Technology

         Brilliant new technologies are developed with each new month for Internet-based media. The Company will be quick to adopt appropriate new technologies as they become viable. The Company has planned its current technology structure with the likelihood of quick and significant expansion in mind.

         The Company will run the Linux operating system on its Intel-based webserver, the most common hardware platform in the world. The Company has chosen Linux because of its cost and availability of resources. It is a proven web platform with a wealth of stable, efficient and open software. Apache Web Server, another public-license product, will serve the Company's webpages.

         To handle its growing data indexing requirements, the Company will use Oracle database technology, due to its flexibility, robustness and availability of resources. Oracle's capabilities far exceed the potential of the hardware, and so as the hardware improves, the Company will be ready to expand in step using this powerful technology.

         The Company will develop custom applications using open standards such as Java, perl, and portable C/C++, to bind the webserver to the database. These languages are available on virtually all platforms and can scale to accommodate large amounts of users.

         The music on the website (including the free radio streams and the on-demand music downloads) will be streamed through Progressive Network's RealServer. RealServer technology works very reliably on Linux, as well as on many other platforms, allowing the Company to be more flexible in its technology growth. The integration of the Linux webserver, the Apache server software, the Oracle database, and the RealServer will provide an efficient and easy method of streaming entertainment and information over digital networks, and one which will foster fast and significant growth.

         The Company's interface v2.0 (with a target launch date of August 1999) will be dramatically more active and interactive, with the introduction of dynamically-driven Flash Generator technology. The proliferation of Macromedia software (the Flash player is included in the Internet Explorer installer, as well as the software which accompanies the Intel Pentium III), and the significant improvements in its technology, mean that Flash and Director not only provide relatively-low bandwidth streaming media, but also an alternative to RealMedia for streaming high quality audio and video files across digital networks. The vector functionality of Flash (meaning that a Flash image can expand or contract to any size without any loss in quality) provides the Company the ability of integrating entrancing "eye-candy" into the music delivery structure. Instead of watching music videos (which translate very poorly to the web, and provide nothing different from what one can view on television), the user sees the CD cover of the band morph into fractal art, based on variables in the music itself, such as beats-per-minute, tone, pitch - any measurable musical concept. This is only one feature the Company plans to integrate in interface v2.0, to provide a streaming media environment, combining music, video, computer animation and virtual reality - all information in a way that has seldom been produced before.

Intellectual Property

         The Company may be liable to third parties for content on the website and CDs the Company distributes:

- if the music, text, graphics or other content on the website violates their copyright, trademark or other intellectual property rights;

- if the artists or independent record labels associated with the website violate their contractual obligations to others by providing content on the website; or

- if content distributed over the website is deemed obscene or defamatory.

         The Company may also be subject to these types of liability for content that is accessible from the website through any links to other websites. The Company attempts to minimize these types of liability by requiring representations and warranties relating to its artists' ownership of and rights to distribute and submit their content and by taking related measures to review content on the website. Artists also agree to indemnify the Company against liability it might sustain due to the content they provide. It is the Company's belief that the artist is responsible for the material he or she submits. However, in the future, the Company could be found liable for content made available on the website.

         Although the Company has not experienced a material loss due to content-related liability to date, the website is relatively new and the Company cannot give assurances that its measures to limit this liability will continue to be successful or that the Company will not be held liable for the website's content. Liability or alleged liability could harm the Company's business by damaging its reputation, requiring it to incur legal costs and diverting management's attention away from the Company's business. Moreover, future claims may not be adequately covered by insurance.

         With respect to Tropia, the Company's intellectual property includes its trademarks and copyrights, proprietary software, and other proprietary rights it may possess. The Company believes that its intellectual property is important to its success and its competitive position and seeks to protect it. However, its efforts may be inadequate. The Company owns the domain names "tropia.com," "tropia.net" and "tropia.org" and has applied for federal trademark registration for "tropia." The Company's trademark registration application could be denied.

         In addition, third parties may claim that the Company violated their intellectual property rights. To the extent that such claim is successful against the Company, the Company may be required to pay damages, obtain a license to use such third party's intellectual property or use non-infringing methods to conduct its activities. It is possible that a license from such a third party would not be available on commercially acceptable terms, or at all, or that the Company would be unable to conduct its activities in a non-infringing manner. See "- Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition."

         There is also no assurance that the measures taken by the Company will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. Any litigation regarding the Company's or a third party's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its products and services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "- Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition."

Competition

         The market for the online promotion and distribution of music and music-related products is highly competitive and rapidly changing, with many large and small competitors. With no substantial barriers to entry on the Internet, the Company expects that competition will continue to intensify. The bases of competition in the online music promotion and distribution industry include (i) quantity and variety of digital recorded music content - both free and for a fee; (ii) the ability of consumers to search and sample music according to their preferences; (iii) the ease of downloading music; (iv) the fidelity and quality of the sound of the music; and (v) the ability to promote a website, both online and through traditional marketing, concerts and strategic alliances.

         The Company faces competitive pressures from other providers of online music content which distribute free downloadable music, such as MP3.com, Inc., Riffage.com, Mjuice.com, Noisebox.com, and various other companies.

         In addition, although they generally do not offer the ability to download complete songs for free, the Company also potentially faces competition from:

-        Other providers of online music content such as EMusic.com, Inc.
         (formerly known as GoodNoise Corporation) and Launch Media, Inc.

- Companies offering MP3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation, and RealNetworks, Inc. Some of these companies also offer customers the ability to download music from their websites.

- Online destination sites, including online prerecorded music retailers like Amazon.com, Inc. and CDNow Inc.

- Online "portals" like America Online, Inc., Excite, Inc., Infoseek Corporation, Lycos, Inc. and Yahoo!, Inc.

- Traditional music industry companies such as BMG Entertainment, a unit of Bertelsmann AG; EMI Group plc; Sony Corporation; Time Warner Inc. and Universal Music Group, a unit of The Seagram Company Ltd., some of whom have recently entered the online commercial community.

         Many of the Company's existing and potential competitors have longer operating histories, greater brand name recognition, larger consumer bases and significantly greater financial, technical and marketing resources. The Company cannot give assurances that websites maintained by its existing and potential competitors will not be perceived by consumers, artists or others as being superior to the Company's. The Company also cannot give assurances that the Company will be able to maintain or increase its website traffic levels, purchase inquiries and number of click-throughs on any online advertisements or that competitors will not experience greater growth than the Company does. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm the Company's business. In addition, because of the rapidly changing structure of the Internet, the Company in the future may find itself competing with suppliers of software critical to its business.

Government Regulation

         Laws and regulations directly applicable to Internet communications, commerce and advertising, including laws relating to privacy, intellectual property and content (such as obscenity, pornography, libel and defamation laws), are becoming more prevalent. Although the Company's operations are currently based in New York and Los Angeles, the governments of other states, the United States and foreign countries may attempt to regulate the Company's activities on the Internet or to levy sales and other taxes relating to its activities. The Company does not currently intend to collect sales, use or other taxes on the sale of goods and services on its website other than on sales in New York and California. However, one or more states or foreign jurisdictions may seek to impose tax collection obligations on companies that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit the Company's ability to profit from the sale of goods and services over the Internet.

         The Company cannot predict how any of these laws and regulations might affect its business. In addition, these uncertainties make it difficult to ensure compliance with laws and regulations governing the Internet. These laws and regulations could harm the Company by subjecting the Company to liability or forcing the Company to change how it does business.

Employees

         As of March 31, 1999 the Company had two employees in general administration. All other employees had resigned or been terminated as a result of the change of control transaction. As of June 23, 1999, as a result of the Tropia acquisition, the Company had ten employees and consultants, including two in website development, five in marketing and three in general administration. The Company hopes to add two additional website developers, a public relations consultant and additional marketing agents in the summer of 1999. However, other than the two website developers at Tropia, no employees have yet been put on salary, and consultants and agents are paid monthly fees. Present management of the parent company has been working without salary and may continue to do so for an undetermined period of time. The Company has recorded an administrative expense and a capital contribution of $31,250 to account for the value of these services provided by management of the parent company. The Company's future performance depends in significant part on its ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. The Company may also continue to employ independent contractors and agents to support its development, marketing and administrative organizations. None of the Company's employees is represented by any collective bargaining unit. The Company believes that its relations with its employees and consultants and agents are good.

Prior Company History

         The following discussion of historical information relates primarily to the Company's prior business which was discontinued after the change of control and senior management of Spectrum in December 1998. See "Change of Control." This discussion must be considered in light of the new direction and nature of the Company's business. See "- Tropia."

         Spectrum was organized in 1984. Prior to January 1995, it developed and patented technologies relating to wireless data transmission over cellular networks, and commenced a licensing program with modem and integrated circuit manufacturers. The Company also marketed, through a distributor, direct connect cellular data transmission activation kits (including cellphone software drivers and cables) to licensees. However, revenues failed to meet expectations and Spectrum was operating at a loss.

         In January 1995, the Company engaged a new President/Chief Executive Officer and elected a new Board of Directors. From January 1995 through December 11, 1998, the Company's management had to resolve many financial and legal problems inherited from prior years and refocus the business direction of Spectrum and its then current subsidiaries. One strategy was to reorganize under Chapter 11 of the Bankruptcy Code. In late January 1995, the Company and three of its then current operating subsidiaries filed Chapter11 bankruptcy petitions. The Company consummated its plan of reorganization over two years ago, on March 31, 1997. See "Item 3. Legal Proceedings-Past Bankruptcy Proceedings."

         During the following 21 months, the Company spent substantial monies to develop and patent new software and related products for use in high speed Internet data transmission. To obtain additional funds, the Company converted many of its patent license agreements to paid up licenses. However, financing could not be found to continue the development and marketing of the Company's products. By December 1998, the Company had wound down its overhead and operations and was on the verge of filing for bankruptcy protection a second time. A change of control and of senior management resulted, and new financing was infused into the Company.

         With respect to its prior businesses, the Company holds six U.S. patents, had certain patent applications pending and regularly used certain trademarks and service marks (some of which were registered with the U.S. Patent and Trademark office). The Company does not expect the former businesses to provide any material future revenues. The Company is trying to sell these patents and other rights relating to its prior businesses, but does not anticipate that their sale, if it occurs, will provide a significant source of revenue. The Company is not pursuing any pending patent applications relating to its prior businesses.

Change of Control

         On December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence M. Powers. Pursuant to this Stock Purchase Agreement, Lawrence M. Powers, through Powers & Co., purchased 3,000,000 shares of the Company's common stock (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. As a result of this transaction and subsequent investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. In substance, the new investors acquired control of the Company with all of its known existing obligations provided for prior to closing, enabling it to make a fresh start, unencumbered by past business activities.

         The Company's senior management and Board of Directors were replaced in connection with this change of control transaction. Its new senior management and Board changed the direction and nature of the Company's business and discontinued its prior business. The Company is now doing business as Siti-Sites.com and is seeking to establish several websites for the marketing of products and services over the Internet. The Company plans to develop the sites independently and through strategic alliances and believes it can obtain necessary financing for the short term from existing shareholders and other sources. Management thinks the World Wide Web is becoming the marketplace of choice for consumers all across the globe. While there are innumerable websites now in operation, management believes that there are still many worthwhile opportunities to pursue. Many websites attempt to make themselves appealing to the broadest audience possible. The Company hopes that it can develop multiple sites targeted to the interests of specific demographic groups by entering into joint ventures with specialists in such groups. In this way, the Company believes it can foster multiple communities of loyal participants, which, in turn will lead to long term marketing possibilities. Members of the Company's new senior management and

Board of Directors, in addition to having general management experience as Chairman/CEO of a large public company (Lawrence M. Powers) or President (Robert Ingenito) of publicly held and private businesses, have backgrounds in direct marketing, computer manufacturing and management consulting (Jon Gerber), and finance and acquisitions.

         The Company is planning to change its corporate name to Siti-Sites.com, Inc. but will retain its stock symbol "SITI". The name change is subject to shareholder approval and will be presented at the next meeting of shareholders, scheduled within the next several months. Shareholders owning approximately two-thirds of the issued and outstanding shares of its common stock have expressed approval of the name change as being in the best interest of the Company and its shareholders.

         Due to the emerging nature of the Company's business, management had closed the offices previously rented and postponed the expense of obtaining corporate office space. To date, management continues to operate the Company's administrative business from its personal offices but expects to open new offices in New York and Los Angeles as its new Tropia subsidiary gets underway. The mailing address of the Company is currently P.O. Box 1006, New York, NY 10268-1006 and its telephone number remains (914) 251-1800.

         Prior to its acquisitions described herein, the primary expenses of the Company since the change of control transaction were accounting and legal costs.

Minutemeals (Discontinued Development Project)

         In pursuit of its Internet strategy, in March 1999 the Company entered into an Investment and Business Development Agreement with the creators of a food/lifestyle web site, "minutemeals.com." Minutemeals.com was to provide menus, recipes, instructions, shopping lists, etc. to enable busy people prepare complete meals at home in twenty minutes, with home delivery of food planned for the future. The Company contributed $105,000 to Minutemeals.com, Inc., which owned the website, for a minority interest in that corporation and an option to evaluate the project in the future. The remainder of the stock was owned by the creators of minutemeals.com. The website was to undergo a four month testing and development period after which the Company would have the option to further fund the project and acquire the remaining shares. Prior to the conclusion of this testing and development period, the parties agreed that it would be in their best interests to cease their arrangement due to creative differences as to the development path for the website and other underlying business reasons. The Company announced in May 1999 that the Investment and Business Development Agreement had been terminated. The Company then transferred its stock of Minutemeals.com, Inc. back to that corporation in satisfaction of all of its obligations and received back $23,000 in funding.

Risk Factors that May Affect the Company's Business, Future Operating Results and Financial Condition.

         In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered in evaluating the Company's business and prospects.

         Limited Operating History in New Business

         The Company's senior management and Board of Directors were replaced in December 1998 following the change of control transaction. The new senior management and Board changed the direction and nature of the Company's business. Prior to that time, the Company had engaged in other businesses and developed a negative image which will need to be overcome. The Company does not expect the former businesses to provide any material future revenues. See "- Prior Company History."

         On June 23, 1999, the Company entered into an entirely new business when it consummated its acquisition of Tropia. See "- Tropia." The concept behind this business is relatively new. In addition, the Tropia website only went online in May 1999. The Company has little operating history upon which an evaluation of its new business and prospects can be based. It is uncertain whether a website that relies upon attracting people to listen to and download music from lesser-known independent artists can attract a sufficient number of customers to survive. New offerings will need to be developed to meet constantly changing consumer preferences and new competition. There can be no assurance that the Company will be able to provide an acceptable blend of products and services to continuously attract them to the website. The website will provide much of its music without charge, and may not be able to generate sufficient revenue to cover its expenses. The Company cannot give assurances that it will be successful, grow or be profitable.

         History of Losses; Anticipation of Future Losses

         In its prior activities, the Company incurred significant operating losses from its discontinued operations during its last three fiscal years; of approximately $5.4 million for the year ended March 31, 1997, $3.1 million for the year ended March 31, 1998, and $1.3 million for the period ending December 31, 1998. (See Note 1(c) to the consolidated financial statements). As of March 31, 1999, the Company's accumulated deficit was approximately $72 million. The Company has not achieved profitability and expects to incur operating losses for the foreseeable future. The Company anticipates that in the foreseeable future it will depend substantially on revenue from the sale of CDs and merchandise over the website. The Company will need to generate significant revenues to achieve and maintain profitability, and cannot give assurances that it will be able to do so. Even if profitability is achieved, the Company cannot give assurances that it can sustain or increase profitability on a quarterly or annual basis in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         New Market

         The market for online music promotion and distribution is relatively new and rapidly evolving. As a result, demand and market acceptance for the Company's products and services are subject to a high degree of uncertainty and risk. The Company is attempting to capitalize on a talent pool of independent artists not currently served by the traditional recording industry. There is no assurance that consumers will continue to be interested in listening to or purchasing music from these artists. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or the Company's products and services do not achieve or sustain market acceptance, the Company's business could be harmed. See "- Business - Competition."

         Reliance on Artists and Independent Record Labels

         The Company will rely on artists and independent record labels to provide content for the website. The Company's success depends on having a website that offers high quality and diverse music choices, all of which come from outside artists. The Company's failure to attract and retain artists and record labels who can provide content would limit the overall quality and quantity of the offerings on the website and harm the Company's business. Because the Company's artist and record label contracts are non-exclusive and can be terminated at anytime, the Company's retention of artists and record labels requires that the Company offer sufficient benefits, such as artist services and artist-oriented content, to encourage them to remain with the website. If the Company is not able to maintain its ability to serve and provide valuable tools to artists, artists and record labels may leave the website and remove their content. This could also prevent the Company from attracting new artists. The loss of artists and the inability to attract new artists would impair the Company's ability to generate revenue. Since the Company's artists will be independent, they generally will not be well-known or have had a large following. In addition, if the Company develops a bad reputation among independent artists and record labels, the website's content could be adversely affected.

         Development of New Standards for the Electronic Delivery of Music

         The Company currently relies on MP3 technology for both brand identity and as a delivery method for the digital distribution of music. The Company does not own or control MP3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way the Company operates its business as well as the public's perception of the Company. For example, some of the major recording studios have recently announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative, or SDMI, and have announced their intention to make this delivery method available by the end of 1999. In addition, major corporations such as Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the MP3 format. Some competitive formats offer security and rights-tracking features that MP3 technology does not currently offer. Widespread industry and consumer acceptance of any of these audio formats could significantly harm the Company's business if it is unable to adapt and respond to such changing standards. Although the Company is not tied exclusively to the use of MP3 technology or to any other specific standard for the electronic delivery of music, if a proprietary music delivery format receives widespread industry and consumer acceptance, the Company may be required to license additional technology and information from third parties (which may be competitors of the Company) in order to adopt such a format. The Company cannot provide any assurance that this third-party technology and information will be made available to the Company on commercially reasonable terms, if at all.

         MP3 technology is Controversial

         The traditional music industry has not embraced the development of the MP3 format to deliver music, in part because users of MP3 technology can download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. Although the Company's philosophy of dealing only with independent artists and independent record labels will not facilitate music piracy and can support multiple audio compression and delivery technologies, the Company may still face opposition from a number of different music industry sources including record companies and studios, the Recording Industry Association of America and certain artists, due to the Company's use of MP3 technology. In addition, adverse news or events relating to MP3 technology generally may harm the Company's business.

         Continued Development and Maintenance of the Internet and the Availability of Increased Bandwidth to Consumers

         The success of the Company's business will depend largely on the development and maintenance of the Internet infrastructure to make the Internet a viable commercial marketplace for the long term. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, the Company cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of the Company's business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. The success of the Company's business will depend on the ability of its artists and consumers to continue to upload and download MP3 and other music files, as well as to conduct commercial transactions using the website, without significant delays or aggravation that may be associated with decreased availability of Internet bandwidth.

Consumers will need to access the website over a high-bandwidth connection, such as cable or direct subscriber line modem or satellite data broadcast. If such broadband distribution networks do not achieve widespread consumer acceptance, the Company may be unable to effectively distribute content in its most compelling format. There is no assurance that broadband distribution networks will ever achieve consumer acceptance, and if they do not, the Company's growth may be limited. Lack of "Name-Brand" Recognition

         Many consumers remain unfamiliar with shopping on the Internet. Concerns about transaction security, potential credit-card or other fraud, service problems and the like have resulted in a retail environment favoring well-established retail names. Retailers who have established themselves in brick-and-mortar stores (like the Gap), catalogue sales (like Lands End) or early Internet sales (like Amazon) are able to leverage early success into new markets. For example, within six months of launching CD sales, Amazon acquired over 50% of the market from the less well-known CD Now and Music Boulevard sites. Consequently, the entry of established music retailers into the downloadable music business will pose a substantial competitive threat for the Company's business. See "- Business - Competition."

         Future Acquisitions May Cause Dilution or Adversely Affect Operating Results

         As part of the Company's business strategy, the Company may seek to acquire other websites for the marketing of products and services over the Internet. The Company has no current agreements or commitments with respect to any such acquisition and there can be no assurance that the Company will enter into any such agreements or commitments. In the event of such future acquisitions, the Company could (i) issue equity securities that would dilute current stockholders' percentage ownership in the Company; (ii) incur substantial debt; or (iii) assume contingent liabilities. Such actions could cause the Company's operating results or the price of the Company's common stock to decline. In addition, the Company may not be able to successfully integrate any businesses, products, technologies or personnel that may be acquired in the future.

         The Company May Need to Obtain Additional Financing

         Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next eight to twelve months. The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction as of December 11, 1998, such realization of assets and liquidation of liabilities is subject to substantial uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business - Tropia" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; or (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Note 1(d) to the Financial Statements Retention and Integration of its Existing Management; Hiring Additional Qualified Employees

         Retention and Integration of Employees

         The Company's future performance will be substantially dependent on the continued services of its management and the Company's ability to retain and motivate them. See "- Business - Management

Background/Philosophy." The loss of the services of any of the Company's officers or senior managers could harm the Company's business. The Company does not have long-term employment agreements with any of its key personnel. All of the Company's management team joined the Company after the change of control in December 1998. Most of these individuals have not previously worked together and are currently being integrated as a management team. If the Company's senior managers are unable to work effectively as a team, the Company's business would be harmed. The Company's future success will also depend on its ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and support personnel. Competition for these personnel is intense, especially for engineers and web designers, and the Company may be unable to successfully attract sufficiently qualified personnel. The Company will need to integrate these employees into its business. The Company's inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of the Company's programs, products and services, and could harm the Company's business.

         Continued Upgrading of Technology Infrastructure

         The Company must continue to add hardware and enhance software to accommodate increased content and use of the website. If the Company is unable to increase the data storage and processing capacity of its systems at least as fast as the growth in demand, the website may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm the Company's business and also could discourage users of the website and reduce future revenues.

         Systems Failure

         Substantially all of the Company's hardware, operations and records are currently located at the offices of Globix (a New York based service provider), in its managements' home offices, temporarily in its accountant's offices and in the home offices of its software developers. The Company intends to lease offices in New York and Los Angeles in the near future to consolidate these separate sites. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in the Company's services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of the Company's services by its customers or otherwise adversely affect the website or the Company's off premises providers. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems. The Company does not presently have any backup systems or a formal disaster recovery plan. The website must be able to accommodate a high volume of traffic and may in the future experience slow response times or decreased traffic for a variety of reasons. In addition, the Company's customers depend on Internet service providers, online service providers and other website operators for access to the Tropia website. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet network infrastructure may not be able to support continued growth.
Any of these problems could adversely affect the Company's business.

         Web Security Concerns Could Hinder E-Commerce

         A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Internet usage may not increase at the rate we expect unless some of these concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurred. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Any such protections may not be available at a reasonable price or at all. If a third person were able to misappropriate the personal information of the website's users, the users could sue or bring claims against the Company.

         The Company Faces Year 2000 Risks

         Many existing computer programs cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. If the Company or any third parties with whom the Company has a material relationship fail to achieve year 2000 readiness, the Company's business may be seriously harmed. In particular, year 2000 problems could temporarily prevent the Company from offering the Company's goods and services. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness Disclosure."

         Government Regulation

         The Company's business is subject to rapidly changing laws and regulations. These laws and regulations could harm the Company by subjecting it to liability or forcing it to change how it does business. See "- Business - Government Regulation."

         Liability for Content

         The Company may be liable to third parties for content on the website and on the CDs the Company distributes or for content that is accessible from the website through links to other websites. The Company attempts to minimize these types of liability. However, there can be no assurance that these measures will be successful or that the Company will not be found liable for content. Liability or alleged liability could harm the Company's business by damaging its reputation, requiring the Company to incur legal costs in defense, exposing the Company to awards of damages and costs and diverting management's attention away from the Company's business. See "- Business - Intellectual Property."

         Inadequate Intellectual Property Protection

         The Company believes that its intellectual property is important to its success and its competitive position and seeks to protect it. However, its efforts may be inadequate. In addition, third parties may claim that the Company violated their intellectual property rights. To the extent that such claim is successful against the Company, the Company may be required to pay damages, obtain a license to use such third party's intellectual property or use non-infringing methods to conduct its activities. See "- Business - Intellectual Property."

         Market Listing; Volatility of Stock Price

         The Company was delisted from the NASDAQ National Market in April 1995, 3 1/2 years before the recent change of control. Since then, the Company's common stock has been traded on the OTC Bulletin Board. Since the Company's emergence from Chapter 11 in 1997, the market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, acquisitions by the Company, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

         Shares Eligible for Future Sale

         The Class A Preferred Stock of the Company (further described below at "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters") that was issued in connection with the settlement of a class action litigation (762,303 of which were issued to a trustee for the plaintiffs for later distribution) pursuant to the Plan has automatically converted to common stock as of March 31, 1999. In addition, the Company has been informed by such trustee that in June 1999, the Bankruptcy Court approved the distribution by the trustee of these converted shares. There can be no assurance as to how long it will take to distribute all of these shares. However, the sale in the public market of these distributed shares, or other converted shares, could adversely affect the future market price for the common stock. See "Item 3. Legal Proceedings - Past Bankruptcy Proceedings."

Forward-Looking Statements

         This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to business objectives and strategy of the Company. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those set forth in "- Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange ("SEC") Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 2.  PROPERTIES

         During November 1998 through January 1999, the Company terminated the leases relating to all of its previously existing facilities, including its former headquarters located on Westchester Avenue in Purchase, New York (2,400 square feet), its research and development facility located on Mount Royal Avenue in Marlboro, Massachusetts (2,700 square feet), and its research and development office located near Redwood City, California (500 square feet).

         In connection with its acquisition of Tropia, the Company intends to lease office and software development space in New York and Los Angeles, at rentals to be negotiated. The members of the Company's senior management continue to operate the Company's administrative business out of their personal offices, and the Company's senior management had found the present arrangements sufficient until the acquisition of Tropia.

ITEM 3.  LEGAL PROCEEDINGS

         As of the date of this report the Company knows of no pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

Past Bankruptcy Proceedings

         On January 26, 1995, the Company and three of its four then current operating subsidiaries, Computers Unlimited of Wisconsin, Inc., d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., d/b/a Data One ("Data One"), and Spectrum Cellular Corporation ("Cellular"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"). A fourth subsidiary, Spectrum Global Services, Inc., did not file for bankruptcy protection but was sold by the Company in October 1995. The Bankruptcy Court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee oversaw the liquidation of Computer Bay's assets and the Company no longer had control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors. In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. On March 31, 1997, the Company consummated the Plan. The effective date of the Plan was March 31, 1997, and the material provisions thereof are described in Note 1(b) to the Consolidated Financial Statements.

Past Securities Related Proceedings

         As previously reported by the Company, in December 1997, the SEC filed a civil lawsuit against Salvatore T. Marino, a then-current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder. Prior to the change of control of the Company, the Company agreed to pay approximately $229,000 to Mr. Marino ($100,000 of which was paid to his counsel) as part of a settlement of his claim seeking to have the Company advance legal fees incurred in defense of this action. Also as previously reported by the Company, during May 1997, the SEC and the Company reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and recordkeeping provisions of the federal securities laws. The Company neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action against Mr. Marino. The SEC did not seek monetary penalties and recognized that the Company's then current Chief Executive Officer and Board of Directors (since replaced in December 1998) had cooperated in the SEC's investigation.

         The United States Attorney's Office for the Eastern District of New York previously informed the Company in 1997 that it was the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment in January 1995, of the Company's Chief Executive Officer and Board of Directors, all of whom were replaced in December 1998 as the new control group took over management. To the knowledge of current management, no communication has been received on this matter since 1997.

Other Proceedings

         From time to time in previous years, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The common stock of the Company, par value $0.001 per share (the "Common Stock"), was traded in the NASDAQ System from September 8, 1987 through December 18, 1990. Prior to this period, and from December 19, 1990 through June 11, 1991, the Common Stock traded in the over-the-counter market. From June 12, 1991 through April 27, 1995, the Common Stock again was traded in the NASDAQ System. The Common Stock was traded in the NASDAQ National Market System from April 28, 1992 through April 26, 1995. On April 27, 1995, NASDAQ delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria. The stock is currently being traded on the NASD OTC Bulletin Board. There are currently 13 registered market makers for the Common Stock.

         On March 31, 1997, the Plan became effective, which included a 75:1 reverse stock split. See "Item 3. Legal Proceedings - Past Bankruptcy Proceedings." On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI." The range of high and low closing bid prices for the Common Stock for the fiscal years 1999 and 1998 are set forth below, reflecting the 75:1 reverse stock split. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                                        1999                1998

                                   Low       High       Low        High

             First Quarter.       $0.75      $1.69     $2.75      $7.00


             Second Quarter       0.31       1.06      1.13       3.50


             Third Quarter        0.13       3.13      1.50       2.28


             Fourth Quarter       1.13       3.13      1.13       1.69


         On June 28, 1999, the last reported bid and ask prices of the Common Stock were $1.375 and $1.5315, respectively.

         As of June 28,1999 there were approximately 5,186 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

         The Company has paid no dividends for the years ended March 31, 1999 and 1998 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Recent Sales of Unregistered Securities

         Pursuant to the Plan, the Company issued 1,089,006 shares of Class A Stock of the Company, par value $0.001 per share (the "Class A Stock"), in 1997 in connection with the settlement of a class action lawsuit pending at the time. See "Item 3. Legal Proceedings - Past Bankruptcy Proceedings." The Company also issued other shares of Class A Stock and Common Stock in connection with the Plan. Each share of Class A Stock was convertible into one share of Common Stock at any time and automatically converted into one share of Common Stock on March 31, 1999. The material provisions of the Plan are described in Note 1(b) to the Consolidated Financial Statements. The exemption from registration for all Class A Stock and Common Stock issued under the Plan was provided for in Section 1145 of the Bankruptcy Code.

         On December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., a sole proprietorship owned by Lawrence M. Powers, pursuant to which Lawrence M. Powers, through Powers & Co., purchased 3,000,000 shares of Common Stock and an option (the "Option") to acquire an additional 1,800,000 shares of Common Stock at an exercise price of $0.15 per share. The Option was exercisable from the Closing Date until December 11, 2003. Powers & Co. paid cash consideration of $600,000 for the Common Stock and the Option at the closing. Mr. Powers is the Chief Executive Officer and Chairman of the Board of the Company.

         Also on December 11, 1998, Mr. Powers transferred 500,000 shares of Common Stock and a portion of the Option (representing the right to acquire 300,000 shares of Common Stock) to Reece Schonfeld in consideration for $100,000. The transfer to Mr. Schonfeld was effected immediately after the closing of the sale of Common Stock and the Option to Powers & Co. Mr. Schonfeld became a director of the Company but resigned on May 6, 1999.

         On December 12, 1998:

         (1) The Company entered into a Stock Purchase Agreement with Robert Ingenito, a director of the Company, pursuant to which Mr. Ingenito purchased 500,000 shares of Common Stock and an option to acquire an additional 300,000 shares of Common Stock at an exercise price of $0.15 per share. Mr. Ingenito's option is exercisable from December 12, 1998 until December 12, 2003. The total purchase price paid by Mr. Ingenito for the Common Stock and his option was $100,000.

         (2) Lawrence M. Powers made a gift of 200,000 shares of Common Stock and a portion of the Option (representing the right to acquire 80,000 shares of Common Stock) to Jon Gerber, a second cousin of Mr. Powers who is the Executive Vice-President, Secretary and Treasurer of the Company.

         (3) Lawrence M. Powers made gifts of (a) 995,000 shares of Common Stock and a portion of the Option (representing the right to acquire 690,000 shares of Common Stock) to Barclay Powers, the son of Lawrence M. Powers, and (b) a total of 310,000 shares of Common Stock and a portion of the Option (representing the right to acquire 40,000 shares of Common Stock) to four other individuals. Transfer instructions to complete these gifts were given on December 27, 1998. Lawrence M. Powers and Barclay Powers have a verbal understanding that the shares of Common Stock and the portion of the Option (and the Common Stock issued upon exercise of the Option) gifted to Barclay Powers may be voted, exercised and disposed of by either of them.

         On December 21, 1998, Steven E. Gross, a Member of the law firm representing the Company, entered into a Stock Purchase Agreement with the Company pursuant to which Mr. Gross purchased 250,000 shares of Common Stock and an option to acquire an additional 150,000 shares of Common Stock at an exercise price of $0.15 per share. Mr. Gross' option is not exercisable until December 21, 1999 and it may be exercised from such date until December 21, 2003. The total purchase price paid by Mr. Gross for the Common Stock and his option was $50,000.

         Also, on December 21, 1998, Jason Gross, son of Steven E. Gross, entered into a Stock Purchase Agreement with the Company, pursuant to which Jason Gross purchased 250,000 shares of Common Stock and an option to acquire an additional 150,000 shares of Common Stock at an exercise price of $0.15 per share. Jason Gross' option is not exercisable until December 21, 1999 and it may be exercised from such date until December 21, 2003. The total purchase price paid by Jason Gross for the Common Stock and his option was $50,000.

         On December 24, 1998, Powers & Co. exercised its remaining option to purchase 690,000 shares, and Barclay Powers exercised his option to purchase 690,000 shares, all at an exercise price of $.15 per share. The total price paid to the Company by Mr. Powers and his son was $207,000. Upon completion of these transactions, each of Barclay Powers and Powers & Co. owned 1,685,000 shares, and no options to purchase shares.

         On May 19, 1999, Mr. Gerber exercised the option to purchase 80,000 shares of Common Stock at $0.15 per share, and tendered $12,000 to the Company.

         On June 23, 1999, the Company issued 45,833 shares of Common Stock to Red Hat Productions, Inc. (an affiliate of certain officers and shareholders of the Company), solely for issuance to Jonathan Blank, 56,250 shares of Common Stock to Ari Blank, an employee of the Company, and 56,250 shares of Common Stock to Arjun Nayyar, an employee of the Company, in connection with the consummation of the acquisition of Tropia. On such date the Company also agreed to deliver to an escrow agent an additional 45,833 shares of Common Stock in the name of Red Hat Productions, Inc., solely for issuance to Jonathan Blank, an additional 56,250 shares of Common Stock in the name of Ari Blank, and an additional 56,250 shares of Common Stock in the name of Arjun Nayyar for possible delivery to such parties in one year. See "Item 1. Business - Tropia."

         The Company is using proceeds from the foregoing transactions to fund its current operations, to explore new business opportunities and to retain accounting, legal, and other professional advice.

         The shares of Common Stock issued by the Company as described above were issued in reliance upon the exemption from registration provided under
Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents selected financial information relating to the financial condition and results of discontinued operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                                                                   For the Years Ended March 31,
                                                -------------------------------------------------------------------
                                                  1999           1998            1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATIONS:

Total revenues of continuing operations            0               0              0              0              0

Loss from  continuing operations                 (484)             -              -              -              -

Loss from continuing operations  per
common share                                     (0.17)            -              -              -              -

Net income (loss) from continuing and
discontinued operations                         (1,804)         (3,077)        (6,180)         2,942        (14,276)

Net income (loss) per share from
continuing and discontinued operations          (0.56)         (2.33)          (6.04)          2.88         (14.01)

Weighted average common
  Shares outstanding                           3,200 (a)         1,325          1,022          1,022          1,019


SUMMARY OF FINANCIAL POSITION:

Total assets                                     1,030           1,600          6,043          16,105        14,706

Long-term debt                                     -               -              -              -              -

Stockholders' equity (deficit)                    887             678           2,161          2,089          (901)


Dividends per share                               None           None            None           None          None


(a) See Note 1(m) (i) to Financial Statements regarding increase in outstanding shares in December, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Change of Control

         Spectrum was organized in 1984. As a result of a change of control of the Company in December 1998, the Company's senior management and Board of Directors were replaced. See "Item 1. Business - Change of Control." The new senior management and Board of Directors changed the direction and nature of the Company's business and discontinued its prior business. It is now seeking to establish several websites for the marketing of products and services over the Internet. The Company hopes that it can develop websites targeted to the interests of specific demographic groups by entering into joint ventures with specialists in such groups. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of shareholders, although it will retain its stock symbol "SITI".

         In pursuit of its new strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website will showcase the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs free of charge in MP3 format. The website also embodies a 24 hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet. See "Item 1. Business - Tropia."

         Prior to the change of control of the Company, the Company had developed and patented technologies relating to wireless data transmission over cellular networks and had later developed and patented new software and related products for use in high speed Internet data transmission. See "Item 1. Business
- Prior Company History." In 1995, the Company and three of its then current operating subsidiaries filed Chapter11 bankruptcy petitions and a plan of reorganization was consummated on March 31, 1997. See "Item. 3 Legal Proceedings
- Past Bankruptcy Proceedings." Thereafter, the Company operated at a loss and could not find financing to continue the development and marketing of its products. By December 1998, the Company had wound down its overhead and operations and was on the verge of filing for bankruptcy protection a second time. In connection with the change of control, new financing was infused into the Company. See "Item 1. Business - Prior Company History."

         In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the following information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 1999 are discontinued operations. The following information should also be read in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SUMMARY OF OPERATIONS; CONTINUING AND DISCONTINUED

         The following discussion relates to the Company's continuing operations since the Change of Control Transaction and its prior operations which were discontinued December 31, 1999.

CONTINUING OPERATIONS

         The following table sets forth certain financial data for continuing operations for the periods indicated. As a result of the December 11, 1998 Change of Control Transaction described in "Item 1. Business-Change of Control,", the Company discontinued its previous operations. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

                                                                 Years Ended March 31,
----------------------------------------------------------------------------------------------------------
                                                  1999         %        1998       %        1997        %
----------------------------------------------------------------------------------------------------------
CONTINUING OPERATIONS:                                           (Amounts in thousands)
REVENUES                                             0        --         0        --          0        --
                                                ----------------------------------------------------------
OPERATING COSTS AND EXPENSES:

SELLING, GENERAL AND ADMINISTRATIVE                414        --         0        --          0        --
                                                ----------------------------------------------------------

                                                ----------------------------------------------------------
TOTAL OPERATING COSTS AND EXPENSES                 414        --         0        --          0        --
                                                ----------------------------------------------------------

OPERATING INCOME (LOSS)                          $(414)       --        --        --         --        --
                                                ----------------------------------------------------------
                                                ----------------------------------------------------------

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

         In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the company had no revenues from continuing operations.

OPERATING COSTS AND EXPENSES  FROM CONTINUING OPERATIONS

         The operating costs and expenses are primarily composed of compensation to employees via stock and options (See "Item 1. Business-Change of Control") and legal and accounting fees which have been incurred while the Company goes through its transition resulting from the December 11, 1998 Change of Control Transaction. See Operating Loss from Continuing Operations, below. In accordance with Accounting Principles Board "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

OPERATING LOSS FROM CONTINUING OPERATIONS

         The Company had no Revenues and the Company's Operating Loss from continuing operations for the fiscal year ending March 31, 1999 was $414,000, as shown above. This amount is primarily composed of compensation to employees via stock and options (See "Item 1. Business-Change of Control") and legal and accounting fees which have been incurred while the Company goes through its transition resulting from the December 11, 1998 Change of Control Transaction.

OTHER INCOME AND EXPENSE RELATED TO CONTINUING OPERATIONS

         The company had no income from continuing operations. The expenses are primarily compensation to employees via stock and options as well as legal and accounting fees which have been incurred while the company goes through its transition resulting from the December 11, 1998 Change of Control Transaction.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999 the Company has working capital of $864,000 which follows from the infusion of cash as a result of the December 11, 1998 Change of Control transaction. The following information, to the extent that it relates to prior discontinued operations, should not be relied on as an indicator of future performance.

         The Company called its employee loans during the quarter ended December 31, 1998. These loans were collateralized by the Company's Common Stock. The former employees elected to default on their respective loans resulting in a write-off in employee loans and the purchase of treasury stock. These decreases were partially offset by the elimination of the litigation reserve of $645,000 as well as the reduction in accounts payable and accrued expenses of approximately $182,000 and $335,000, respectively. From fiscal 1997 to fiscal 1998, working capital decreased by approximately $3,067,000 primarily due to a decrease in cash and marketable securities of $3,259,000. The decrease is due to the payment of approximately $2,572,000 in operating expenses and $440,000 in bonus expenses for all employees, primarily in accordance with Bankruptcy Court approved success bonus and new hire employment contracts.

         During the prior fiscal year, the Company paid approximately $440,000 in Chapter 11 claims in connection with the Plan and made no such payments during the fiscal year ended March 31, 1999. See "Item 3. Legal Proceedings - Past Bankruptcy Proceedings." However, during the twelve months ended March 31, 1999, the Company paid approximately $229,000 pursuant to a settlement agreement with a former employee. See "Item 3. Legal Proceedings - Past Securities Related Proceedings."

         During the fiscal year ended March 31, 1999, the Company purchased 58,000 shares of treasury stock. The Company issued loans as part of the distribution of stock to employees which were collateralized by the Company's common stock. During the fiscal year, the employees defaulted on their loans resulting in the purchase of treasury stock for $7,000. During the fiscal year ended March 31, 1998, the Company purchased $4,000 of treasury stock as part of the distribution of stock to employees. There were no financing activities for the fiscal year ended March 31, 1997.

         Capital expenditures amounted to approximately $74,000, $199,000 and $116,000, respectively, for the twelve months ended March 31, 1999, March 31, 1998 and March 31, 1997. These expenditures were primarily related to the outfitting of new engineering development facilities in the Marlboro, Massachusetts area and the individual office in Redwood City, California. These facilities, which were used in connection with the Company's discontinued operations, have since been closed.

         The Company currently is financing its daily operations primarily through the application of the proceeds of the investments in the Company in connection with the change of control transaction in December 1998 (see "Item 1. Business - Change of Control"), as well as the proceeds from the exercise of stock options. The Company has agreed to provide $100,000 of capital to Tropia initially and approximately $800,000 of additional capital during the next twelve months. The Company continues to monitor expenses in order to conserve cash. Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next eight to twelve months. The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction as of December 11, 1998, such realization of assets and liquidation of liabilities is subject to substantial uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business - Tropia" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; or (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of such stockholders. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

SUMMARY OF DISCONTINUED OPERATIONS

         The following discussion relates solely to discontinued businesses in certain wireless data patents that preceded the Company's bankruptcy reorganization (effective date March 31, 1997) (see "Item 3. Legal Proceedings - Past Bankruptcy Proceedings"), the Company's unsuccessful software and related products for use in high speed Internet data transmission (see "Item 1 Business
- Prior Company History") and the change of control transaction of December 11, 1998 (see "Item 1 Business - Change of Control"). This discussion should not be relied upon as an indication of future performance and is presented as a separate discussion in accordance with APB Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business". Further, in order to separate the effect of continuing operations from the discontinued operations, the reporting period for discontinued operations is the nine month period ending December 31, 1998 and is not a full fiscal year. The prior reporting periods ending March 31, 1998 and 1997 represent full twelve month fiscal years.

         The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue from discontinued operations. This summary provides trend data relating to the Company's discontinued operations. Amounts set forth below reflect the Company's Data One and Computer Bay subsidiaries as operations which were discontinued prior to December 11, 1998.

     OPERATING RESULTS FROM DISCONTINUED OPERATIONS

                                                               Years Ended March 31,
--------------------------------------------------------------------------------------------------------------
                                           1999 (a)        %       1998           %       1997             %
--------------------------------------------------------------------------------------------------------------
                                                                  (Amounts in thousands)
Revenues                                  $ 2,324        100.0    $ 1,833        100.0    $ 1,873        100.0
                                          -------      -------    -------      -------    -------      -------

Operating costs and expenses:
  Cost of revenues                             --           --         52          2.8        161          8.6
  Selling, general and administrative       4,115        177.1      5,015        273.6      5,677        2.705

Total operating costs and expenses          4,115        177.1      5,067        276.4      5,838        311.7
                                          -------      -------    -------      -------    -------      -------

Operating income (loss)                   $(1,791)       (77.1)   $(3,234)      (176.4)   $(3,965)      (211.7)
                                          -------      -------    -------      -------    -------      -------

Other income and (expenses)                   471         20.2        157          8.5     (1,415)        75.5

(Loss) from discontinued operations       $(1,320)       (56.9)   $(3,077)      (167.9)   $(5,380)      (287.2)
                                          -------      -------    -------      -------    -------      -------


         (a) The nine month reporting period for discontinued operations ends December 31, 1998 and is not a full fiscal year, whereas data for 1998 and 1997 are for complete 12 month periods.

CONSOLIDATED REVENUES FROM DISCONTINUED OPERATIONS

         Consolidated revenues increased approximately $491,000 or 27% for the nine month period ended December 31, 1998 as compared to the prior year, due to a $626,000 or 37% increase in licensing revenues offset by a $135,000 or 94% decrease in merchandise sales. Consolidated revenues decreased approximately $40,000 or 2% for the twelve months ended March 31, 1998 as compared to the prior year, due to a $245,000 or 63% decrease in merchandise sales offset by a $205,000 or 14% increase in licensing revenues.

         The increase in licensing revenues for the nine months ended December 31, 1998 as compared to the twelve month period in the prior fiscal year is primarily due to the Company's recognition of approximately $1,350,000 in revenues and $153,000 of accelerated royalty income. These amounts were recognized in connection with an up-front fee pursuant to a license agreement that the Company entered into during the current fiscal year, and the acceleration of a guaranteed payment pursuant to a licensing agreement. This non-recurring increase was partially offset by the decrease associated with the renegotiation of a license agreement which the Company entered into in the prior fiscal year. No further revenue is expected from these licensing agreements. The Company has no future obligations to provide goods or services under these agreements. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's discontinued wireless data products and associated patents. Furthermore, the Company is no longer carrying these assets at any value, and does not expect them to provide material future revenues.

         The increase in licensing revenues for the twelve months ended March 31, 1998 as compared to the twelve months ended March 31, 1997 is primarily due to a renegotiated license agreement the Company entered into with a leading modem chipset manufacturer, which included an up-front fee of $1,000,000. This increase was partially offset by a decrease in royalties that the Company recognized as a result of the AT&T break-up. The decrease in licensing revenues for the twelve months ended March 31, 1997, as compared to 1996 is primarily attributable to the recognition of a one-time fee of $6,000,000, pursuant to a licensing settlement agreement with U.S. Robotics (and its Megahertz, Inc. subsidiary) in fiscal 1996. Licensing revenues for the fiscal year 1997 included payments of approximately $850,000 of an up-front license fee pursuant to an agreement that the Company entered into during fiscal 1994. The Company received the final installments in the quarter ended September 30, 1996, during the fiscal year ending March 31, 1997.

         Merchandise sales decreased for the nine months ended December 31, 1998 as compared to the twelve months ended March 31, 1998 because of (1) the continued effects of a licensing agreement the Company entered into with a distributor, which agreed to assume the Company's activation kit business during the quarter ended December 31, 1997, and (2) the discontinuance of the Company's prior business in December 1998. Under the licensing agreement, the distributor had committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and to pay the Company a royalty for each activation kit it sells.

         Merchandise sales decreased for the year ended March 31, 1998 as compared to the year ended March 31, 1997 because of lower demand for the Company's cellular data activation kits and the effects of the licensing agreement discussed above.

OPERATING COSTS AND EXPENSES FROM DISCONTINUED OPERATIONS

         Operating costs and expenses from discontinued operations decreased approximately $952,000 or 19% for the nine months ended December 31, 1998 as compared to the twelve months ended March 31, 1998, primarily due to a decrease in selling, general and administrative expenses of approximately $900,000 or 18% and a decrease in cost of sales of approximately $52,000 or 100%.

         The decrease in selling, general and administrative expenses for the nine months ended December 31, 1998 as compared to the prior fiscal year was primarily due to a decrease in outside services (mainly the independent contractors retained to assist in the development of the Company's software product) of $792,000 or 66%, due to the completion of this product. Selling, general and administrative expenses further decreased as a result of the Company's change in control in December 1998. As a result of this change, all Spectrum employees were terminated and the facilities in Purchase, New York, as well as all other offices, were closed.

         Operating costs and expenses decreased approximately $771,000 or 13% for the year ended March 31, 1998 as compared to the year ended March 31, 1997 primarily due to a $662,000 or 12% decrease in selling, general and administrative expenses and a $109,000 or 68% decrease in cost of sales.

         The decrease in selling, general and administrative expenses for the twelve months ended March 31, 1998 as compared to the prior fiscal year was primarily due to a decrease in legal fees of $518,000 or 66% due to the reduction of legal expenses following the Company's reorganization. During fiscal year 1997, the Company recognized a $334,000 write-down of intangible assets that was related to legal expenses incurred in defending the Company's patents. Insurance expense decreased approximately $123,000 or 35% for the year ended March 31, 1998 as compared to the same period in the prior year primarily due to the reduction of policy premiums associated with the Company's directors' and officers' insurance. Personnel and related expenses decreased $141,000 or 6% for the year ended March 31, 1998 as compared to the same period in the prior year due to a reduction in head count and because the Company did not pay bonuses which had been paid in fiscal 1997 pursuant to the Bankruptcy Court approved plan of reorganization. These decreases were offset by an increase of $581,000 or 95% in outside services, primarily independent contractors retained to assist in the development of the software product, for the twelve months ended March 31, 1998 as compared to the twelve months ended March 31, 1997.

OPERATING LOSS FROM DISCONTINUED OPERATIONS

         The Company's operating loss decreased $1,443,000, or 45%, to $1,791,000 for the nine months ended December 31, 1998 as compared to the twelve month period in the prior fiscal year. This decrease was primarily due to decreased selling, general administrative expenses of $900,000 or 18% and increased licensing revenues of $626,000 or 37%.

         The Company's operating loss decreased $731,000 or 18% to $3,234,000 for the twelve months ended March 31, 1998, as compared to the same period in the prior fiscal year primarily due to decreased selling, general administrative expenses of $662,000 or 12% and decreased cost of sales of $109,000 or 68%.

OTHER INCOME AND EXPENSE RELATED TO DISCONTINUED OPERATIONS

         Other income increased approximately $314,000 or 200% for the nine month period ended December 31, 1998 as compared to the year ended March 31, 1998 as a result of the elimination of the litigation reserve, which resulted in the recognition of approximately $416,000 in income. This increase was partially offset by a $130,000 or 82% decline in interest income for the period reported, as compared to the same period in the prior fiscal year. Interest income decreased because the Company had lower cash balance s than during the prior fiscal year.

         Other income decreased approximately $193,000 or 55% for the year ended March 31, 1998 as compared to the year ended March 31, 1997, primarily due to a $273,000 or 63% decrease in interest income. Interest income decreased because the Company had lower cash balances than in the prior year as a result of creditor payments of approximately $3,250,000 pursuant to the consummation of the Plan. This decrease was partially offset by a loss the Company recognized upon the sale of an investment during fiscal year 1997.

         On October 4, 1996, Data One, a subsidiary of the Company, consummated its Chapter 11 liquidation plan, which resulted in a gain of $531,000.

         In addition, as discussed in "Item 1. Business - Change of Control," on December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence M. Powers. Pursuant to this Stock Purchase Agreement, Lawrence M. Powers, through Powers & Co., purchased 3,000,000 shares of the Company's common stock (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. As a result of this transaction and subsequent investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. Giving effect to this change of control transaction, and losses from continuing and discontinued operations, resulted in a net loss of $1,804,000 for the fiscal year ending March 31, 1999 as compared to net losses of $3,077,000 and $6,180,000 in fiscal years ending March 31, 1998 and 1997, respectively.

         In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance.

EXTRAORDINARY LOSS

         For the fiscal year ended March 31, 1997, the Company reported an extraordinary loss of approximately $800,000 in connection with the consummation of the Plan. See "Item 3. Legal Proceedings - Past Bankruptcy Proceedings." As of March 31, 1996, the Company had reserved approximately $8,400,000 related to litigation and pre-petition accounts payable and accrued liabilities. On the Effective Date of the Plan, the Company made payments of $3,000,000 in cash and issued approximately $6,134,000 in Class A Convertible Preferred Stock. The Company also recorded approximately $1,100,000 in connection with future cash payments and stock issuances pursuant to the Plan. Collectively, these transactions resulted in an extraordinary loss of $1,800,000, which was partially offset by a gain of approximately $1,000,000 associated with a reduction in professional fees approved by the Bankruptcy Court.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2000 to affect its financial statements.

YEAR 2000 READINESS DISCLOSURE

         Many existing computer programs cannot distinguish between a year beginning with "20" and a year beginning with "19" because they use only the last two digits to refer to a year. For example, these programs cannot tell the difference between the year 2000 and the year 1900. As a result, these programs may malfunction or fail completely. Since the Company's business and, consequently, its hardware, telecommunications and software systems are relatively new, the Company believes most of these systems are already year 2000 ready and the Company does not expect internal year 2000 problems to materially affect it. Nevertheless, because the Company's business relies heavily on the Internet and on computer and telecommunication systems, including those of its customers and other third parties, the year 2000 problem could seriously harm the Company. Therefore, the Company is in the process of assessing the effect that the year 2000 problem may have on it and developing a year 2000 readiness plan. The Company is continuing to evaluate its information technology systems, including computers and software applications, and its other technology systems, such as its security systems and other equipment in which software is embedded. As the Company identifies critical hardware, telecommunications, software and other technology systems that require modifications, replacements or upgrades needed for year 2000 readiness, the Company plans to make the required modifications, replacements or upgrades. As of March 31, 1999, all hardware which was in operation had been tested and found to be year 2000 compliant. All software found not to be year 2000 compliant as of such date has been scheduled to be retired or replaced no later than August 30, 1999. The Company estimates that the costs of its year 2000 readiness efforts, including any necessary modifications, upgrading or replacement of computer hardware or software, will not exceed $25,000. The Company also is assessing how other parties' year 2000 problems could affect the Company. The Company intends to contact parties who have material relationships with the Company, including its Internet service providers, in order to inquire as to their year 2000 readiness. Based upon the responses to these inquiries, the Company will evaluate the extent to which these parties' year 2000 readiness, or lack of readiness, might impact the Company's business. If the Company or any third parties with whom the Company has a material relationship fail to achieve year 2000 readiness, the Company's business may be seriously harmed. In particular, year 2000 problems could temporarily prevent the Company from offering its goods and services. For example, because the Company communicates with its users almost exclusively by computer over the Internet, the Company's operations could be disrupted to the extent year 2000 problems cause failures or malfunctions of computer or telecommunications systems used by the Company's artists, customers or Internet service providers. This, in turn, could result in financial loss and damage to the Company's reputation. In addition, disputes could arise with customers and other third parties over damage caused by the failure of the Company's products or services to be year 2000 compliant, some of which might result in legal liability. The need to address problems caused by failure to achieve year 2000 readiness also could divert the Company's management, personnel and financial resources away from the Company's core business activities. The Company is currently developing contingency plans to be implemented if the Company encounters year 2000 problems. The Company expects to complete these plans in September 1999. However, notwithstanding these plans and the Company's other efforts, the Company cannot give assurances that the Company will be year 2000 ready, or that year 2000 problems will not adversely affect the Company's business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The company had no short-term investments as of March 31, 1999.
         Market risk relating to the Company's interest bearing cash equivalents held as of March 31, 1999 is considered to be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than July 29, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than July 29, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than July 29, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than July 29, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
10-K:

     1.       CONSOLIDATED FINANCIAL STATEMENTS:

                 THE CONSOLIDATED FINANCIAL STATEMENTS FILED AS A PART OF THIS REPORT ARE LISTED IN THE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES" AT ITEM 8.

     2.       FINANCIAL SCHEDULES

                 DO NOT APPLY

     3.       EXHIBITS

     2.1 MERGER AND BUSINESS DEVELOPMENT AGREEMENT AMONG THE COMPANY, SITI-II, INC., TROPIA, INC., RED HAT PRODUCTIONS, INC., ARI BLANK AND ARJUN NAYYAR, DATED JUNE 23, 1999 (11)

     2.2 FORM OF MERGER AGREEMENT AMONG THE COMPANY, MINUTEMEALS.COM, INC., JOSEPH LANGHAN AND DONALD MOORE (10)

     2.3 CONSOLIDATED PLAN OF REORGANIZATION PROPOSED BY SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SPECTRUM CELLULAR CORPORATION, DATED AS OF FEBRUARY 8, 1996 (5)

     2.4 STOCK PURCHASE AGREEMENT, DATED SEPTEMBER 11, 1995, BY AND AMONG THE COMPANY AND THE LORI CORPORATION, COMFORCE CORPORATION, ET AL. (4)

     3.1 CERTIFICATE OF INCORPORATION OF SPECTRUM INFORMATION TECHNOLOGIES, INC., AS AMENDED (2)

     3.2         CERTIFICATE OF MERGER BETWEEN SITI-II, INC. AND TROPIA, INC.
                 (11)

     3.2 AMENDED AND RESTATED BYLAWS OF SPECTRUM INFORMATION TECHNOLOGIES, INC., AS AMENDED EFFECTIVE DECEMBER 29, 1994 (3)

     3.3         RESTATED CERTIFICATE OF INCORPORATION OF THE COMPANY (6)

     3.4         RESTATED BYLAWS OF THE COMPANY (5)

     10.1 INVESTMENT AND BUSINESS DEVELOPMENT AGREEMENT AMONG THE COMPANY, MINUTEMEALS.COM, INC., JOSEPH LANGHAN AND DONALD MOORE, DATED MARCH 19, 1999 (10)

     10.2        STOCK PURCHASE AGREEMENT BETWEEN THE COMPANY AND POWERS & CO.
                 DATED DECEMBER 11, 1998 (7)

     10.3 STOCK PURCHASE AGREEMENT BETWEEN THE COMPANY AND ROBERT INGENITO DATED DECEMBER 12, 1998 (8)

     10.4 STOCK OPTION AGREEMENT BETWEEN THE COMPANY AND ROBERT INGENITO DATED DECEMBER 12, 1998 (8)

     10.5 STOCK OPTION AGREEMENT BETWEEN THE COMPANY AND JON M. GERBER DATED DECEMBER 12, 1998 (9)

     10.6 STOCK OPTION AGREEMENT ENTERED INTO BETWEEN THE COMPANY AND DONALD J. AMORUSO (3)

     10.7 STOCK OPTION AGREEMENT ENTERED INTO BETWEEN THE COMPANY AND CHRISTOPHER M. GRAHAM (3)

     10.8 OPTION AGREEMENT ENTERED INTO BETWEEN THE COMPANY AND MAURICE W. SCHONFELD (1)

     10.9        AMENDED AND RESTATED 1992 STOCK OPTION PLAN OF THE COMPANY (3)

     10.10       AMENDMENT TO 1992 STOCK OPTION PLAN DATED JULY 6, 1994 (3)

     10.11       AMENDMENT TO 1992 STOCK OPTION PLAN DATED APRIL 26, 1995 (3)

     10.12       SPECTRUM 1996 STOCK INCENTIVE PLAN (5)

     10.13       SPECTRUM 1996 INCENTIVE DEFERRAL PLAN (5)

     10.14 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND MIKHAIL DRABKIN DATED DECEMBER 11, 1998 (1)

     10.15 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND BARRY HINTZE DATED DECEMBER 11, 1998 (1)

     10.16 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND RICHARD DUFOSSE DATED DECEMBER 11, 1998 (1)

     10.17 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND CHRISTOPHER GRAHAM DATED DECEMBER 11, 1998 (1)

     10.18 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND DONALD AMORUSO DATED DECEMBER 11, 1998 (1)

     10.19 SETTLEMENT AGREEMENT BETWEEN SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SALVATORE T. MARINO DATED OCTOBER 4, 1998 (1)

     10.20 TERMINATION AGREEMENT DATED AS OF MAY 28, 1999 AMONG COMPANY, MINUTENEALS.COM, INC. JOSEPH LANGHAN, AND DONALD MOORE (1)

     21.1        SUBSIDIARIES OF SPECTRUM INFORMATION TECHNOLOGIES, INC. (1)

     23.1        CONSENT OF BDO SEIDMAN, LLP, FILED HEREWITH

     27.1        FINANCIAL DATA SCHEDULE (1)

     99.1 DISCLOSURE STATEMENT WITH RESPECT TO THE CONSOLIDATED PLAN OF REORGANIZATION PROPOSED BY SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SPECTRUM CELLULAR CORPORATION, DATED AS OF
                 FEBRUARY 8, 1996 (5)

(1)              FILED HEREWITH.

(2) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1990, AND INCORPORATED HEREIN BY REFERENCE.

(3) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 1995, AND INCORPORATED HEREIN BY REFERENCE.

(4) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED OCTOBER 17, 1995, AND INCORPORATED HEREIN BY REFERENCE.

(5) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED MARCH 26 1996, AND INCORPORATED HEREIN BY REFERENCE.

(6) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8 DATED MARCH 31, 1997, AND INCORPORATED HEREIN BY REFERENCE.

(7) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED DECEMBER 17, 1998, AND INCORPORATED HEREIN BY REFERENCE.

(8) PREVIOUSLY FILED AS AN EXHIBIT TO MR. INGENITO'S SCHEDULE 13D FILED DECEMBER 23, 1998.

(9) PREVIOUSLY FILED AS AN EXHIBIT TO MR. GERBER'S SCHEDULE 13D FILED DECEMBER 23, 1998.

(10) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED APRIL 5, 1999 AND INCORPORATED HEREIN BY REFERENCE.

(11) PREVIOUSLY FILED AS AN EXHIBIT TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED [JULY 31, 1996] AND INCORPORATED HEREIN BY REFERENCE.

(b)   REPORTS ON FORM 8-K

1. THE COMPANY FILED A CURRENT REPORT ON FORM 8-K DATED APRIL 5, 1999, WHICH REPORTED THAT THE COMPANY HAD ENTERED INTO AN INVESTMENT AND BUSINESS DEVELOPMENT AGREEMENT WITH MINUTEMEALS.COM, INC.

2. THE COMPANY FILED A CURRENT REPORT ON FORM 8-K DATED [JUNE 30, 1999] WHICH REPORTED THAT THE COMPANY HAD ENTERED INTO A MERGER AND BUSINESS DEVELOPMENT AGREEMENT WITH TROPIA, INC.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        SPECTRUM INFORMATION
                                        TECHNOLOGIES, INC.




DATED:  JULY 13, 1999                  BY /s/ Jon M. Gerber
                                          -------------------------------
                                               JON M. GERBER
                                       (VICE PRESIDENT, SECRETARY AND TREASURER)


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




DATED: JULY 13, 1999                     BY /s/ Lawrence M. Powers
                                          -------------------------------
                                                LAWRENCE M. POWERS
                                          (CHIEF EXECUTIVE OFFICER AND
                                         CHAIRMAN OF THE BOARD OF DIRECTORS)



DATED:  JULY 13, 1999                   BY /s/ Robert Ingenito
                                          -------------------------------
                                               ROBERT INGENITO
                                                 (DIRECTOR)



DATED: JULY 13, 1999                    BY /s/ Jon M. Gerber
                                          -------------------------------
                                                 JON M. GERBER
                                            (VICE PRESIDENT, SECRETARY,
                                              TREASURER AND DIRECTOR)

            SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




Report of Independent Certified Public Accountants                                                             F-2
Consolidated Balance Sheets as of  March 31, 1999 and 1998                                                     F-3
Consolidated Financial Statements for Each of the Three Years in the Period Ended March 31, 1999
Consolidated Statements of Operations and Comprehensive Loss                                                   F-4
Consolidated Statements of Stockholders' Equity (Deficit)                                                      F-5
Consolidated Statements of Cash Flows                                                                          F-6
Notes to Consolidated Financial Statements                                                              F-7 - F-19


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Spectrum Information Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Spectrum Information Technologies, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Information Technologies, Inc. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

The Company has experienced significant losses from continuing operations for the three years ended March 31, 1999, largely due to professional fees incurred in its 1997 bankruptcy reorganization, and in defending itself in the numerous litigation cases prior to January 26, 1995 discussed in Note 6 to the consolidated financial statements and the decline in its prior business. In December 1998, new investors invested in excess of $1 million for a controlling interest in the Company. As a result of this change of control transaction, the Company's senior management and Board of Directors were replaced, the Company's prior business was discontinued and the Company changed the direction and nature of the Company's business. The Company is now seeking to establish several websites for the marketing of products and services over the Internet. However, because of significant recurring losses, the Company's change of control, the discontinuance of its prior business and its new strategic direction, there remains a substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. Management's plans in regard to these matters are described in Note 1(a) to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainties discussed herein.





/s/ BDO Seidman, LLP
BDO Seidman, LLP



New York, New York
June 11, 1999

SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS)


MARCH 31,                                                                             1999        1998
------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  1,007    $  1,600
                                                                                  --------    --------
                  TOTAL CURRENT ASSETS                                               1,007       1,600
                                                                                  --------    --------

  Investment in Minutemeals.com                                                        23           --
                                                                                  --------    --------

                  TOTAL ASSETS                                                    $  1,030    $  1,600
                                                                                  --------    --------
                                                                                  --------    --------

------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and other accrued liabilities                                  $     24    $     --
  Accrued legal fees                                                                    51          --
  Net liabilities of discontinued operations                                            68         922
                                                                                  --------    --------
                  Total current liabilities                                            143         922
                                                                                  --------    --------

                  Total liabilities                                                    143         922
                                                                                  --------    --------

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Class A Convertible Preferred Stock, $.001 par value, 1,500 shares authorized,
and 0 and 813 issued and outstanding, respectively                                                   1

 Common stock, $.001 par value, 10,000 shares authorized and 7,904 and 1,557
issued and outstanding, respectively                                                     8           2
 Paid-in capital                                                                    73,752      71,740
 Accumulated deficit                                                               (72,562)    (70,758)
                                                                                  --------    --------
                                                                                     1,198         985
 Treasury stock, 62 and 4 shares at cost, respectively                                (311)       (304)
 Accumulated comprehensive loss                                                         --          (3)
                                                                                  --------    --------
                  Total stockholders' equity                                           887         678
                                                                                  --------    --------

Total liabilities and stockholders' equity                                        $  1,030    $  1,600
                                                                                  --------    --------
                                                                                  --------    --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED MARCH 31,                                                                1999       1998       1997
--------------------------------------------------------------------------------------------------------------
  REVENUES                                                                       $    --    $    --    $    --
                                                                                 -------    -------    -------

OPERATING COSTS AND EXPENSES:
  Selling, general and administrative expenses                                       414         --         --
                                                                                 -------    -------    -------
           Total operating costs and expenses                                        414         --         --
                                                                                 -------    -------    -------

OPERATING LOSS                                                                      (414)        --         --
                                                                                 -------    -------    -------
OTHER INCOME (EXPENSE):
   Loss on investment in Minutemeals.com                                             (82)        --         --
   Interest income                                                                    12         --         --
                                                                                 -------    -------    -------
   Total other income (expense), net                                                 (70)        --         --
                                                                                 -------    -------    -------
LOSS FROM CONTINUING OPERATIONS                                                     (484)        --         --
                                                                                 -------    -------    -------
DISCONTINUED OPERATIONS:
   Loss from discontinued operations                                              (1,320)    (3,077)    (5,380)
                                                                                 -------    -------    -------
LOSS FROM DISCONTINUED OPERATIONS                                                 (1,320)    (3,077)    (5,380)
                                                                                 -------    -------    -------

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                                          --         --       (800)
                                                                                 -------    -------    -------

NET LOSS                                                                         $(1,804)   $(3,077)   $(6,180)

Other comprehensive gain, net of tax                                                   3         27        118
                                                                                 -------    -------    -------
COMPREHENSIVE LOSS                                                               $(1,801)   $(3,050)   $(6,062)
                                                                                 -------    -------    -------
                                                                                 -------    -------    -------

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Loss  from continuing operations                                              $  (.17)   $    --    $    --
   Loss on discontinued operations                                                  (.39)     (2.33)     (5.26)
   Loss on extinguishment of debt                                                     --         --       (.78)
                                                                                 -------    -------    -------
NET LOSS PER COMMON SHARE                                                        $  (.56)   $ (2.33)   $ (6.04)
                                                                                 -------    -------    -------
                                                                                 -------    -------    -------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN BASIC AND DILUTED CALCULATION
(SEE NOTE 1 (m) (i) TO FINANCIAL STATEMENTS)
                                                                                   3,200      1,325     1,022
                                                                                 -------    -------    -------
                                                                                 -------    -------    -------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(AMOUNTS IN THOUSANDS)


                                         Class A
                                         Convertible
                                         Preferred     Common
                                         Stock          Stock                               Treasury Stock
                                         -----------  -----------                           --------------
                                                                                                             Accumulated
                                                                     Paid-in  Accumulated                   Comprehensive    Total
                                         Shares   $   Shares    $    Capital    Deficit     Shares      $       Loss
                                         -----------------------------------------------------------------------------------------
Balance, March 31, 1996                       -   -   1,022     1    64,037    (61,501)        1      (300)     (148)        2,089

Net loss                                      -   -       -     -         -     (6,180)        -         -         -        (6,180)
Comprehensive gain from Unrealized
  gains on Marketable securities              -   -       -     -         -          -         -         -       118           118
Issuance of Class A convertible
  Preferred stock                         1,022   1       -     -     6,133          -         -         -         -         6,134
                                         -----------------------------------------------------------------------------------------
Balance, March 31, 1997                   1,022   1   1,022     1    70,170    (67,681)        1      (300)      (30)        2,161

Net loss                                      -   -       -     -         -     (3,077)        -         -         -        (3,077)
Comprehensive gain from Unrealized
  gains on Marketable securities              -   -       -     -         -          -         -         -        27            27
Issuance of Class A convertible
  Preferred stock                            67   -       -     -       300          -         -         -         -           300
Conversion of Class A convertible
  Preferred stock to common stock          (276)  -       276   -         -          -         -         -         -             -
Issuance of common stock                      -   -       259   1     1,270          -         -         -         -         1,271
Purchase of treasury stock                    -   -         -   -         -          -         3        (4)        -            (4)
                                         -----------------------------------------------------------------------------------------
Balance, March 31, 1998                     813  $1     1,557  $2   $71,740   $(70,758)        4     $(304)      $(3)      $   678

Net loss                                      -   -         -   -         -     (1,804)        -         -         -        (1,804)

Comprehensive gain from Unrealized
  gains on Marketable Securities              -   -         -   -         -          -         -         -         3             3
Issuance of common stock and options          -   -     5,534   5     1,716          -         -         -         -         1,721
Purchase of treasury stock                    -   -         -   -         -          -        58        (7)        -            (7)
Contribution of services by management        -   -         -   -        31          -         -         -         -            31
Contribution of rent by management                                       15                                                     15
Contribution of Administrative Services                                 250                                                    250
Conversion of Class A convertible
  Preferred stock to common stock          (813) (1)      813   1         -          -         -         -         -             -
Balance, March 31, 1999                       -  $-     7,904  $8   $73,752   $(72,562)       62     $(311)       $-       $   887
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)


Year ended March 31,                                                          1999        1998        1997
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (1,804)   $ (3,077)   $ (6,180)
Adjustments to reconcile net loss to net cash used by continuing activities:
Compensation to employees via stock and options                                250          --          --
Contribution of services by management                                          31          --          --
Contribution of rent by management                                              15
  Increase  in:
  Accounts payable                                                               4          --          --
  Accrued liabilities                                                           71          --          --
 Loss on extinguishment of debt                                                 --          --         800
 Loss on discontinued operations                                             1,320       3,077       5,380
 Loss on investment in Minutemeals.com                                          82          --          --
                                                                          --------    --------    --------
Net cash used by continuing operations                                         (31)         --          --
Net cash used by discontinued operations                                    (1,925)     (3,012)     (8,479)
-----------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                       (1,956)     (3,012)     (8,479)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities                                    449       1,759         108
Proceeds from sale of property and equipment                                     3           3          --
Purchase of marketable securities                                               --          --      (1,504)
Purchase of property and equipment                                             (74)       (199)       (116)
Issuance of employee loans                                                      --         (79)         --
Investment in Minutemeals                                                     (105)         --          --
-----------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          273       1,484      (1,512)
-----------------------------------------------------------------------------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                     800          --          --
Proceeds from the exercise of stock options and warrants                       297          --          --
Purchase of treasury stock                                                      (7)         (4)         --
-----------------------------------------------------------------------------------------------------------
Net cash used by financing activities                                        1,090          (4)         --
-----------------------------------------------------------------------------------------------------------
NET  DECREASE  IN CASH AND CASH EQUIVALENTS                                   (593)     (1,532)     (9,991)
Cash and cash equivalents, beginning of year                                 1,600       3,132      13,123
-----------------------------------------------------------------------------------------------------------
TOTAL CASH AND CASH EQUIVALENTS, END OF YEAR (including cash amounts
in net assets of discontinued operations)                                 $  1,007    $  1,600    $  3,132
                                                                          --------    --------    --------
                                                                          --------    --------    --------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) BUSINESS
             Spectrum Information Technologies, Inc., a Delaware corporation ("Spectrum" and, together with its subsidiaries, the "Company"), was organized in 1984. As a result of a change of control of the Company in December 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the direction and nature of the Company's business and discontinued its prior business. It is now seeking to establish several websites for the marketing of products and services over the Internet. The Company hopes that it can develop websites targeted to the interests of specific demographic groups by entering into joint ventures with specialists in such groups. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of shareholders, although it will retain its stock symbol "SITI". An aggregate of $1,007,000 of new equity was invested in the Company as a result of the change of control transaction and subsequent equity investments and option exercises.

             In pursuit of its new strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, Inc., a Delaware corporation ("Tropia"), which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. The Company has agreed to provide $100,000 of capital to Tropia initially and approximately $800,000 of additional capital during the next 12 months. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia. Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website will showcase the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs free of charge in MP3 format. The website also embodies a 24 hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet. This acquisition is more fully described in Note 8 (b).

             Prior to the change of control of the Company described above, the Company had developed and patented technologies relating to wireless data transmission over cellular networks and had later developed and patented new software and related products for use in high speed Internet data transmission. In 1995, the Company and three of its then current operating subsidiaries filed Chapter11 bankruptcy petitions and a plan of reorganization was consummated on March 31, 1997 (Note 1(b)). Thereafter, the Company operated at a loss and could not find financing to continue the development and marketing of its products. By December 1998, the Company had wound down its overhead and operations and was on the verge of filing for bankruptcy protection a second time at the time of the change of control transaction. The Company does not expect the Company's former discontinued businesses to provide any material future revenues.

             Because of the emerging nature of its business and the change of control transaction, from December 11, 1998 through December 31, 1998, management closed the offices previously rented by the Company and from January 1, 1999 management has postponed the expense of obtaining corporate office space, but intends to have new offices in New York City and Los Angeles. Until that time, management continues to operate from its personal offices. The rent which would have been paid under more normal circumstances, after vacating the Purchase New York facility on December 31, 1998, has been estimated to be $15,000 for the period January 1, 1999 through March 31, 1999 and has been included in Administrative Expenses and as an addition to Paid in Capital. The Company has placed into storage certain computer equipment which it hopes to use for its planned web-sites. No employees have yet been put on salary from December 11, 1998 through March 31, 1999. Present management has been working without salary and may continue to do so for an undetermined period of time. The foregone salaries have been estimated to be $31,250 and have been included in Administrative Expenses and as an addition to Paid in Capital. Management also received stock and options valued at approximately $250,000 from the Chief Executive Officer and has been included in Administrative Expenses and as an addition to Paid in Capital.

             In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the following information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance.

       (b) THE COMPANY'S PRIOR REORGANIZATION
           On January 26, 1995, the Company and three of its four then current operating subsidiaries, Computers Unlimited of Wisconsin, Inc., d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., d/b/a Data One ("Data One"), and Spectrum Cellular Corporation ("Cellular"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"). A fourth subsidiary, Spectrum Global Services, Inc., did not file for bankruptcy protection but was sold by the Company in October 1995. The Bankruptcy Court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee oversaw the liquidation of Computer Bay's assets and the Company no longer had control over the Computer Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors (see Note 6(a)). In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. On March 31, 1997 (the "Effective Date"), the Company consummated the Plan. On March 31, 1997, the Company consummated the Plan (the "Effective Date"). The Plan, as approved by the Bankruptcy Court, provided for the following:

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

           (v) A 75 to 1 reverse stock split for all outstanding shares of the Company's common stock on the Effective Date of The Plan.

           (vi) Success bonus payable of $300,000 in cash and approximately 227,000 shares of reorganized common stock pursuant to the incentive plans discussed in Note 2. The shares were valued at $1,363,122. This value was recorded as a reserve for Chapter 11 claims to be paid in stock. The cash portion was recorded as an accrued liability at March 31, 1997.

           (vii) Waiver and non-payment of approximately $1,082,000 of accrued professional fees approved by the Bankruptcy Court.

           As a result of the consummation of the Plan and the consummation of the liquidating plan of reorganization of Data One, the Company recorded an extraordinary loss of approximately $800,000 in fiscal 1997 calculated as follows:


      Liabilities subject to compromise at March 31, 1996
      (excluding Data One because a separate liquidating plan of reorganization was consummated on October 14, 1996
      resulting in a gain on disposal of $531,000)                                    $8,456,000

      Waiver and non-payment of accrued professional fees                              1,082,000

      Class Action settlement                                                         (6,684,000)
      General unsecured and priority claims plus interest and reserve for disputes
                                                                                      (3,654,000)
                                                                                      ----------
      Total extraordinary loss on extinguishment of debt                              $ (800,000)
                                                                                      ----------
                                                                                      ----------


      (c)  DISCONTINUED OPERATIONS
           As a result of the December 11, 1998 Change of Control Transaction described in Note 1(a), the Company discontinued its operations resulting in a loss of $1,320,000 from the discontinued operations. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. The following table reflects the net liabilities:


                         FOR THE PERIODS ENDED, MARCH 31,                          1999                1998
                                                                            -------------------------------
                         MARKETABLE SECURITIES                                      --                  449
                         ACCOUNTS RECEIVABLE, NET                                   --                  194
                         REFUNDS RECEIVABLE                                         12                   --
                         EMPLOYEE LOANS                                             --                   79
                         PREPAID EXPENSES AND OTHER                                  8                  192
                         FIXED ASSETS                                               --                  258
                         ACCOUNTS PAYABLE                                           (3)                (190)
                         ACCRUED EXPENSES                                          (85)                (490)
                         RESERVE FOR LITIGATION                                                        (645)
                         DEFERRED ROYALTY INCOME                                                       (153)
                         RESERVE FOR UNPAID CHAPTER 11 CLAIMS                                          (616)
                                                                            -------------------------------
                                         TOTAL                                     (68)                (922)
                                                                            -------------------------------
                                                                            -------------------------------


           Operating results from discontinued operations are as follows:


                    FOR THE PERIODS ENDED, MARCH 31,                                 1999          1998         1997
                                                                                     ----          ----         ----
                    REVENUES                                                      $ 2,324       $ 1,833      $ 1,873
                                                                                  -------       -------      -------
                    OPERATING COSTS AND EXPENSES:
                       Cost of Sales                                                    -            52          161
                        Selling, general and administrative expenses                4,115         5,015        5,677
                                                                                  -------       -------      -------
                                     Total operating costs and expenses             4,115         5,067        5,838
                                                                                  -------       -------      -------
                    OPERATING LOSS                                                (1,791)       (3,234)      (3,965)
                    Other income and (expenses)                                       471           157      (1,415)
                                                                                -----------------------------------
                    (LOSS) FROM DISCONTINUED OPERATIONS                         $ (1,320)     $ (3,077)    $ (5,380)
                                                                                -----------------------------------
                                                                                -----------------------------------


       (d) BASIS OF PRESENTATION
           The accompanying consolidated financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to monitor expenses in order to conserve cash. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction as of December 11, 1998, such realization of assets and liquidation of liabilities is subject to substantial uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital, upon the achievement of the business objectives described in Note 1(a) and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures, or (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all.
           If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of such stockholders. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. The financial statements for the years ended March 31, 1997, reflect accounting principles and practices set forth in AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", which the Company adopted as of January 26, 1995, the date of the Company's Chapter 11 filing (Note 6(a)).

      (e)  USE OF ESTIMATES
           In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (f)  PRINCIPLES OF CONSOLIDATION
           The accompanying consolidated financial statements include the accounts and results of operations of the Company's former wholly owned subsidiary, Cellular and its former subsidiary, Data One (through October 4, 1996 when the subsidiary was liquidated in Chapter 11 as described in Notes 1(b) and 6) has been reflected as a discontinued operation for all periods presented (Note 1(c)). All significant intercompany accounts and transactions have been eliminated in consolidation.

       (g) CASH AND CASH EQUIVALENTS
           Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

      (h)  REVENUE RECOGNITION
           Sales of product from discontinued operations were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the fiscal year ending March 31, 1999 several licensing agreements were renegotiated to provide for lump sum final payments versus ongoing royalties. As these renegotiated agreements did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements. These revenues are shown in Note 1(c).

      (i)  PROPERTY AND EQUIPMENT
           Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 5 years. Currently the Company has no material fixed assets of value.

     (j)  LOSS PER COMMON SHARE
          Loss per share for the years ended March 31, 1999, March 31, 1998 and March 31, 1997 was based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for 1999, 1998 and 1997 are approximately 3,200,000, 1,325,000 and 1,022,000, respectively.
          Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive. Because of the substantial sales of common stock and options in December 1998, the weighted average number of 3,200,000 shares of common stock is not fully reflective of the 7,904,345 shares outstanding as of March 31, 1999. All references in the consolidated financial statements with regard to average number of shares have been calculated giving retroactive effect to the reverse stock split discussed in Note 1(b)(v).

     (k)  COMPREHENSIVE GAIN (LOSS)
          The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive income is comprised of unrealized holding losses on marketable securities.

     (l)  RECENT ACCOUNTING PRONOUNCEMENT
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

2.   STOCKHOLDERS' EQUITY

     (a)  CLASS A CONVERTIBLE PREFERRED STOCK
          Shares of Class A Convertible Preferred Stock were convertible to common stock on a one-to-one basis upon the request of the holder and were automatically converted on March 31, 1999. Until March 31, 1999, holders of such shares had liquidation preference in bankruptcy and have had the same voting rights as the common stockholders. During the year ended March 31, 1999 all shares previously not converted, approximately 813,000, were converted from preferred stock to common stock. During the year ended March 31, 1998 approximately 276,000 shares were converted from preferred stock to common stock.

     (b)   STOCK AND OPTION ISSUANCES
           The Company has issued common stock and options under the provisions of:

         (i)      1991 AND 1992 STOCK OPTION PLANS
                  The Company has two Stock Option Plans (the "1991 and 1992 Plans") covering the issuance of incentive and non-qualified stock options to key employees, consultants and non-employee directors of the Company and its subsidiaries. The aggregate number of shares of common stock granted under the 1991 and 1992 Plans is 294,560 shares. All of the options available under these plans had been awarded prior to the Company's reorganization and were treated in accordance with the 75:1 reverse split set forth in the Plan. Additional information follows:


                                                                         Shares Subject      Weighted Average
                                                                           to Options         Exercise Price
                                                                        -------------------------------------
         Outstanding at March 31, 1996 at $75.00 - $337.50 per share              95,393         $149.78
                  Extinguished at $84.38 - $225.00 per share                     (41,496)        $119.14
                                                                        -------------------------------------
         Outstanding at March 31, 1997 at $75.00 - $337.50 per share              53,897         $173.37
                  Extinguished at $84.38 - $225.00 per share                      (7,999)        $178.13
                                                                        -------------------------------------
         Outstanding at March 31, 1998 at $84.38 - $337.50 per share              45,898          $172.54
                  Extinguished at $84.38 - $225.00 per share                          --          $    --
                                                                        -------------------------------------
         Outstanding at March 31, 1999 at $84.38 - $337.50 per share              45,898          $172.54
                                                                        -------------------------------------
                                                                        -------------------------------------


      The following table summarizes information about the 1991 and 1992 Plans' stock options outstanding and exercisable at March 31, 1999 in accordance with the 1991 and 1992 stock option plans:


                                          Outstanding and
          Range of Exercise               Exercisable at        Weighted Average Remaining     Weighted Average
          Prices                          March 31, 1999        Contractual Life (Years)       Exercise Price
         ------------------------------------------------------------------------------------------------------
         $75.00 to 337.50                           27,751                        .75                $185.53
         $84.38 to 324.75                            9,212                       1.49                $129.02
         $84.38 to$225.00                            8,935                       4.80                $177.08
         ------------------------------------------------------------------------------------------------------
                                                    45,898                       1.69                $172.54
         ------------------------------------------------------------------------------------------------------
         ------------------------------------------------------------------------------------------------------



         (ii)     1996 INCENTIVE DEFERRAL PLAN
                  As part of a Bankruptcy Court approved success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company also issued Reorganized Spectrum Common Stock pursuant to the two incentive compensation programs described in the Company's Plan of Reorganization. The 1996 Incentive Deferral Plan authorizes the issuance of 207,925 shares of Reorganized Spectrum Common Stock to officers and employees who were in the employ of the Company on March 31, 1997 (the "Effective Date"). During the first quarter of fiscal 1998, the Company specifically awarded 194,790 of these 207,925 shares to be distributed in three equal installments of 64,930 during August 1997, February 1998 and August 1998. These distributions were utilized to decrease the Reserve for Chapter 11 and other stock claims. The remaining 13,135 shares have not been allocated for distribution. This Incentive Deferral Plan provides that Participants may elect to satisfy certain income tax withholding requirements by remitting to the Company cash or, subject to certain conditions, shares of Reorganized Spectrum Common Stock or by instructing the Company to withhold shares payable to the Participant. In addition, the Incentive Deferral Plan provides that the Compensation Committee may, in its absolute discretion, make loans to Participants to assist them in meeting income tax liabilities arising in connection with awards under the Plan. During fiscal 1998, the Company purchased 3,131 shares of treasury stock for approximately $4,000 and issued approximately $79,000 of officers and employee loans with variable interest rates in order to pay the withholding taxes attributable to these awards. These loans were collateralized by the stock issued in conjunction with the loan and were payable on demand within 30 days. During fiscal 1999, the Company reacquired 57,341 shares of treasury stock collateralizing the officer and employee loans with a fair value of approximately $7,000 resulting in a bad debt expense of $73,000.

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

                  Additional information as follows:


                                                                                        Shares            Weighted
                                                                                        Subject to        Average
                                                                                        Options           Exercise Price
                                                                                        ---------------- ---------------
                  Outstanding at March 31, 1996 and 1997                                         0                 $   0
                  Granted at $1.50 - $2.15 per share                                       209,815                 $2.09
                  Exercised at $2.15 per  share                                             (3,500)                $2.15
                                                                                        ---------------- ---------------
                  Outstanding at March 31, 1998 at $1.50-$2.15 per share                   206,315                 $2.09
                  Granted at $0.75 to $1.3125                                               15,750                 $0.88
                  Exercised at $0.75 to $2.15 per share                                    (45,364)                $1.79
                  Extinguished at $0.75 to $2.15 per share                                (101,124)                $1.97
                                                                                        ---------------- ---------------
                  Outstanding at March 31, 1999 at $1.69-$2.15 per share                    75,577                 $2.14
                                                                                        ---------------- ---------------
                                                                                        ---------------- ---------------



                  The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:


                                          Outstanding and       Weighted Average
          Range of Exercise               Exercisable at        Remaining Contractual Life    Weighted Average
          Prices                          March 31, 1999        (Years)                       Exercise Price
         ------------------------------------------------------------------------------------------------------

         $1.69 to $2.15                        75,577                 5.30                       $2.14


         (iv)     1998 CONSULTANT STOCK INCENTIVE PLAN
                  The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized Spectrum Common Stock, or options to purchase such common stock, to non-employees and consultants of the Company. During fiscal 1999 and 1998, respectively, 47,500 and 10,000 options were granted. There were no options granted during fiscal 1997.

                  Additional information as follows:

                                                                                        Shares Subject      Weighted
                                                                                          to Options        Average
                                                                                                            Exercise
                                                                                                             Price
                  Outstanding at March 31, 1996 and 1997                                              0           $   0
                  Granted at $2.15 per share                                                     10,000           $2.15
                                                                                        -------------------------------
                  Outstanding at March 31, 1998 at $2.15 per share                               10,000           $2.15
                  Granted at $0.875 per share                                                    47,500           $0.88
                  Exercised at $0.875 to $2.15                                                  (10,000)          $0.88
                  Extinguished at $0.875 per share                                               (7,500)          $0.88
                                                                                        -------------------------------
                  Outstanding at March 31, 1999 at $0.875 -$2.15 per share                       40,000           $1.19
                                                                                        -------------------------------
                                                                                        -------------------------------



                  The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 1999:



                                          Outstanding and       Weighted Average
          Range of Exercise               Exercisable at        Remaining Contractual Life    Weighted Average
          Prices                          March 31, 1999        (Years)                       Exercise Price
         ------------------------------------------------------------------------------------------------------

           $0.875 to $2.15                     40,000                    9.15                        $1.19




         (v)      SEVERANCE OPTIONS
                  In connection with the change of control transaction described in Note 1(a), the Company's prior management granted options to acquire an aggregate of 300,000 shares of Reorganized Spectrum Common Stock as part of a severance package for employees, officers and/or directors of the Company who were resigning and executing settlement agreements in connection with the change of control transaction. This plan was implemented concurrently with the December 11, 1998 stock purchase agreement between the Company and Powers & Co. (a sole proprietorship owned by Lawrence M. Powers) and the option agreements were executed on December 11, 1998.

                  Additional information as follows:


                                                                                           Weighted         Shares
                                                                                           Average        Subject to
                                                                                        Exercise Price     Options
                                                                                        -------------------------------
                  Outstanding at March 31, 1998                                             $0.00                0
                                                                                        -------------------------------
                  Granted at $0.35 per share                                                $0.35          300,000
                                                                                        -------------------------------
                  Outstanding at March 31, 1999 at $0.35 per share                          $0.35          300,000
                                                                                        -------------------------------
                                                                                        -------------------------------



                  The following table summarizes information about severance stock options outstanding and exercisable at March 31, 1999:



                                          Outstanding and       Weighted Average
          Range of Exercise               Exercisable at        Remaining Contractual Life    Weighted Average
          Prices                          March 31, 1999        (Years)                       Exercise Price
         ------------------------------------------------------------------------------------------------------

           $0.35 per share                    300,000                    4.71                       $0.35


         (vi)     PRO FORMA EFFECT OF OPTIONS GRANTED TO EMPLOYEES
                  The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

                  SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were 315,750 stock options granted during the fiscal year ended March 31, 1999 and 209,815 stock options granted during the fiscal year ended March 31, 1998 of which 3,500 were canceled. There were no stock options granted to employees during the fiscal year ended March 31, 1997.

                  The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no dividends paid; expected volatility of 46.1% and 46.5%, respectively; weighted-average risk free interest rate of 5.46% and 5.67%, respectively; and expected lives of 1-10 years.

                  Under the accounting provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                             1999                    1998                    1997
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              -------------------------------------------------------------------
                  NET LOSS:
                     As reported                         $(1,804)                $(3,077)                $(6,180)
                     Pro forma                           $(1,835)                $(3,116)                $(6,180)

                  BASIC AND DILUTED
                  EARNINGS PER SHARE
                     As reported                         $(0.56)                 $(2.33)                 $(6.04)
                     Pro forma                           $(0.57)                $(2.36)                 $(6.04)


3.   CONCENTRATIONS OF CREDIT RISK, FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company currently invests most of its cash investments in money market funds with financial institutions insured by the FDIC. At times, such cash investments were in excess of the FDIC insurance limit.

     The carrying amount of these cash investments approximates the fair value due to their short maturity

4.   COMMITMENTS

     The Company leased office space and certain equipment under operating leases for part of fiscal year ended March 31, 1999 as well as all of fiscal years ended March 31, 1998 and March 31, 1997. Total rent expense for 1999, 1998, and 1997 was approximately $161,000, $167,000 and $173,000, respectively, all of which are included in the loss from discontinued operations. The rent which would have been paid under more normal circumstances, after vacating the Purchase New York facility on December 31, 1998, has been estimated to be $15,000 for the period January 1, 1999 through March 31, 1999 and has been included in Administrative Expenses and as an addition to Paid in Capital. All of the office leases and equipment leases were terminated during the 1999 fiscal year.

5.    INCOME TAXES

     Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:


     MARCH 31,                                                                1999                           1998
     ------------------------------------------------------------------------------------------------------------
                                                                             (AMOUNTS IN THOUSANDS)
     Net operating loss carryforwards including current
     year loss                                                           $     179                      $  22,125
     Reserves for discontinued operations                                       --                            248
     ------------------------------------------------------------------------------------------------------------
                                                                               179                        $22,373
     Valuation allowance                                                      (179)                       (22,373)
     ---------------------------------------------------------------------------------------   ------------------
                                                                         $      --                      $      --
                                                                         ----------                     ---------
                                                                         ----------                     ---------



     Given the developmental stage of the Company's business strategy and the expectation of continued operating losses for the foreseeable future, it is unknown as to whether the benefit of any of the deferred tax assets will be realized. Therefore, at March 31, 1999, the Company recorded a deferred tax asset with a valuation allowance of equal value. The change in the valuation allowance for the three years in the period ended March 31, 1999 was $22,194,000, $4,951,000 and $686,000.

     Due to the change in control of ownership in December 1998, the Company's net operating loss carryforwards from prior years and the net operating loss of the current year up to the date of the change of control were terminated. The current year net operating loss carryforward is approximately $438,000.

6.   LITIGATION

      (a)    PAST BANKRUPTCY PROCEEDINGS
             On January 26, 1995, the Company and three of its four then current operating subsidiaries, Computers Unlimited of Wisconsin, Inc., d/b/a Computer Bay ("Computer Bay"), Dealer Services Business Systems, Inc., d/b/a Data One ("Data One"), and Spectrum Cellular Corporation ("Cellular"), filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Court"). A fourth subsidiary, Spectrum Global Services, Inc., did not file for bankruptcy protection but was sold by the Company in October 1995. The Bankruptcy Court converted the action for Computer Bay to a case under Chapter 7 of the Bankruptcy Code. A trustee is oversaw the liquidation of Computer Bay's assets and the Company no longer had control over the Computer

             Bay estate. Data One consummated a separate liquidating plan of reorganization on October 4, 1996, which had been unanimously supported by Data One's voting creditors. In March 1996, the Bankruptcy Court approved the Company's Third Amended Disclosure Statement with respect to the Third Amended Consolidated Plan of Reorganization Proposed by Spectrum and Cellular (the "Plan") dated as of March 18, 1996. As contemplated by the Plan, the bankruptcy estates of Spectrum and Cellular have been substantively consolidated. On August 14, 1996, the Bankruptcy Court entered an order confirming the Plan, as amended. On March 31, 1997 (the "Effective Date"), the Company consummated the Plan. The effective date of the Plan was March 31, 1997, and the material provisions thereof are described in Note 1(b).

             The details of the Plan, the recapitalization, and the Company's by-laws are set forth in detail in the Plan and associated Disclosure Statement, which the Company filed with the SEC on its Current Report on Form 8-K dated as of March 26, 1996. The Company's amended certificate of incorporation is contained in the Company's Registration Statement on Form S-8 dated March 31, 1997.

      (b)    PAST SECURITIES RELATED PROCEEDINGS
             The Securities and Exchange Commission (the "SEC") filed a civil lawsuit against Salvatore T. Marino, a then-current employee and former officer of the Company, and two of the Company's former directors and officers alleging violations of certain sections of the Securities Exchange Act of 1934 and rules promulgated thereunder. Prior to the change of control of the Company, the Company agreed to pay approximately $229,000 to Mr. Marino ($100,000 of which was paid to his counsel) as part of a settlement of his claim seeking to have the Company advance legal fees incurred in defense of this action. In addition, during May 1997, the SEC and the Company reached a settlement agreement under which Spectrum agreed to the entry of an administrative order requiring it to cease and desist from committing any and future violations of the registration, antifraud, reporting and record-keeping provisions of the federal securities laws. The Company neither admitted nor denied the SEC's findings relative to events in 1992 and 1993, and which relate to the allegations in the SEC's action against Mr. Marino. The SEC did not seek monetary penalties and recognized that the Company's then current Chief Executive Officer and Board of Directors (since replaced in December 1998) had cooperated in the SEC's investigation.

             The United States Attorney's Office for the Eastern District of New York previously informed the Company in 1997 that it was the subject of an investigation regarding violations of securities laws that may have occurred prior to the appointment in January 1995, of the Company's Chief Executive Officer and Board of Directors, all of whom were replaced in December 1998 as the new control group took over management. To the knowledge of current management, no communication has been received on this matter since 1997.

      (c)    OTHER PROCEEDINGS
             From time to time in previous years, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

7.    STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                     1999       1998        1997
                                                                              ------------------------------------
                                                                                       (AMOUNTS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                          $   --     $   --     $   --
   Cash paid during the year for income taxes                                      $   10     $   14     $    3

NON-CASH TRANSACTIONS:
    Class A Preferred Stock issuance                                               $   --     $  300     $6,434
    Common Stock reserved for Computer Bay Trustee                                 $   --     $   --     $  300
    Pursuant to Bankruptcy Court approved success  bonuses and
    payments of unsecured claims via  common stock issuance                        $   --     $1,234     $   --
    Conversion of Class A Preferred Stock to Common Stock                          $    1     $   --     $  276
    Treasury stock obtained from the cancellation of employee loans                $   --     $   --     $    7
    Issuance of stock pursuant to the plan or reorganization                       $  591     $   --     $   --

    Compensation to outside services                                               $   33     $   --     $   --
    Paid in capital contributions via stock and options to employees               $  250     $   --     $   --
    Contributions by management (rent and compensation)                            $   46     $   --     $   --



8.   SUBSEQUENT EVENT

      (a)  MINUTEMEALS
             In March 1999, the Company entered into an Investment and Business Development Agreement with the creators of a food/lifestyle web site, "minutemeals.com." Minutemeals.com was to provide menus, recipes, instructions, shopping lists, etc. to enable busy people to prepare complete meals at home in twenty minutes, with home delivery of food planned for the future. The Company invested $105,000 in Minutemeals.com, Inc., which owned the website, for a minority interest in that corporation and an option to evaluate the project in the future. The remainder of the stock was owned by the creators of minutemeals.com. The website was to undergo a four month testing and development period after which the Company would have the option to further fund the project and acquire the remaining shares. Prior to the conclusion of this testing and development period, the parties agreed that it would be in their best interests to cease their arrangement due to creative differences as to the development path for the website and other underlying business reasons. On June 2, 1999 the Company announced in May 1999 that the Investment and Business Development Agreement had been terminated. The Company transferred its stock of Minutemeals.com, Inc. back to that corporation in satisfaction of all of its obligations and received back $23,000. As a result, the Company has recorded an additional charge to income and a reduction in the investment of $82,000.

      (b)    TROPIA
             As described in Note 1(a), on June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. The Company has agreed to provide $100,000 of capital to Tropia initially and approximately $800,000 of additional capital during the next 12 months. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia. Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website will showcase the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs free of charge in MP3 format. The website also embodies a 24 hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

             Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,850 shares of the Company's common stock, half of which were delivered at closing, and half of which are in escrow to be delivered after one year, if certain goals are achieved. Tropia was partially owned (55%) by Red Hat Productions, Inc., an award-winning independent film production company which is owned by Barclay Powers, a large shareholder of the Company, and Jonathan Blank, the current Chief Executive Officer of Tropia. Lawrence M. Powers, the Chairman/CEO and a large shareholder of the Company, has been a financial participant and one-third owner of Red Hat Productions, Inc. since 1997. Tropia was also owned (45%) by Ari Blank and Arjun Nayyar, the designers of the website who are now employees of Tropia.

             The fully functioning website, and related business arrangements with artists and marketing agents, has been under development since February 1999 and was valued at 500,000 shares of the Company's common stock. However, Lawrence M. Powers and Barclay Powers (his son) have waived their rights to participate in the shares otherwise receivable by Red Hat Productions, Inc. from the acquisition. As a result of this waiver, the shares paid to Red Hat Productions, Inc. were reduced proportionately and all such shares were distributed by Red Hat Productions, Inc. solely to Mr. Blank. The Company will reserve 183,150 shares of its common stock (which equals the number of additional shares that would otherwise have been issued but for the waiver) for issuance in the future (in the form of stock and/or options to acquire stock) for existing and new management personnel of Tropia.