Form 10-K/A
period 1999-03-31
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1999-07-28
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   Amendment 1
                              Items 10, 11, 12, 13

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

Documents Incorporated by Reference: Items 1 and 5 of the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999, filed with the Commission on July 14, 1999.

     This Amendment 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 is submitted to reflect the amendment of Items 10, 11, 12 and 13 in their entirety. No other Items of the Registrant's Annual Report on Form 10-K are amended.

RECENT DEVELOPMENTS

     On July 26, 1999, the Company entered into a private-placement agreement to raise $1,250,000 in equity capital through a private placement with Lawrence M. Powers, the Chairman of the Board, the Chief Executive Officer and a major shareholder of the Company. Under the terms of the agreement, the Company will receive $1,250,000, in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. The terms of the agreement are subject to stockholder review and approval at the Company's next annual stockholders' meeting anticipated for September of 1999. The closing of the private placement transaction is also subject to stockholder approval of an increase in the number of authorized shares of the Company's common stock at such meeting. See "Item 13. Certain Relationships and Related Transactions."

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     As described in "Item 1. Business - Change of Control" of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the "SEC") on July 14, 1999, on December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence
M. Powers. Pursuant to this Stock Purchase Agreement, Lawrence M. Powers, through Powers & Co., purchased 3,000,000 shares of the Company's common stock (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. In connection with this change of control transaction, the Company's senior management and Board of Directors were replaced. Its new senior management and Board changed the direction and nature of the Company's business and discontinued its prior business. The Company is now doing business as Siti-Sites.com and is seeking to establish several websites for the marketing of products and services over the Internet.

     The Directors and executive officers of the Company, and their ages and positions, are as follows


Name                   Age    Position(s) with the Company

Lawrence M. Powers     67     Chief Executive Officer and Chairman of the Board.

Jon M. Gerber          45     Director, Vice President, Treasurer and Secretary

Robert Ingenito        56     Director


     Mr. Powers, 67, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation
     (NYSE), from a previously bankrupt corporation with few assets, into what has become an $800 million plastics manufacturing group operating 40 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995, and is still a major securities holder of Spartech. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School.

     Mr. Gerber, 45, has served as a Director of the Company and as Vice President, Treasurer and Secretary since the change of control transaction in December, 1998. Since 1994, he has conducted his own investment management business in New York. He is currently affiliated with First Allied Securities, Inc.; from 1996 to 1997 he was a branch manager with Robert Thomas Securities, Inc.; and from 1994 to 1996 he was affiliated with Paine Webber, Inc. From 1987 to 1994, Mr. Gerber was a Management Consultant to many fortune 500 companies in the US (including Ford, General Motors, Shell, Bethlehem Steel and United Technologies), and major financial institutions and corporations in the UK (including Barclays Bank, Norwich Union Life Assurance, Lombard North Central Finance and Rover Automobiles). Mr. Gerber's consulting practice focused on Strategic Development, Organizational Control, Management of Change, and Supervisory Skill Development. Prior to consulting, Mr. Gerber was a manufacturing and electronic engineer for several major technology companies. Mr. Gerber has a B.S. degree in chemistry from the University of Missouri and an MBA in finance from the University of Wisconsin. He is also the second cousin of Mr. Powers.

     Mr. Ingenito, 56, has served as a Director of the Company since the change of control transaction in December, 1998. Mr. Ingenito was a as founder and, since 1989, has served as Chief Executive Officer of Access Communications and Access Direct, two established data service companies ($32 million in sales). Access Direct produces high volume, highly segmented mail correlated to its clients segmented databases; Access Communications produces critical documents from on-line transmissions from its clients. Prior to that, he was the President and a principal of Axciom Corporation (NYSE) when it went public in 1992. Axciom has become a $750 million database management firm.

Compliance with Section 16 of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Companys' officers and directors, and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 1999 fiscal year, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements except as set forth below. Richard duFosse filed one late report covering his acquisition of an option. Mikhail
Drabkin filed one late report covering his acquisition of an option. Barclay Powers filed two late reports covering his acquisition and exercise of an option. Lawrence Powers filed one late report covering his gifts of stock and an option, and his exercise of his remaining option. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" of the Company's Annual Report on Form 10-K, filed with the SEC on July 14, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the two individuals who served as Chief Executive Officer during the Company's 1999 fiscal year (Mr. Amoruso for approximately nine months and Mr. Powers for approximately three months), and two individuals who were among the highest paid employees for the 1999 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had no executive officers serving as such at the end of its 1999 fiscal year whose aggregate compensation exceeded $100,000.



                           Summary Compensation Table

                                                                                        Long-Term Compensation
                                                                                                             Payouts
                                            Annual Compensation                   Grants & Awards

                                                                                                 Shares
                                                                      Other      Restricted      Underly-
Name and                                                             Annual         Stock          ing                     All other
Principal Position            Year      Salary          Bonus         Comp.        Awards        Options     LTIP Payouts     Comp.
------------------            ----      ------          -----        ------      ----------     --------     ------------  ---------
Lawrence M. Powers            1999       18,250(1)        -0-           -0-         -0-              -0-        -0-            -0-
Chairman and Chief
Executive Officer

Donald J. Amoruso             1999      387,193           -0-        5,916(3)       -0-          44,914         -0-        14,974(4)
Former Chairman, Chief        1998      295,000           -0-           -0-         -0-          25,000         -0-        19,965(4)
Executive Officer and         1997      295,000      132,686(2)    681,558(3)       -0-              -0-        -0-        19,965(4)
President (7)

Mikhail Drabkin               1999      239,297           -0-          400(3)       -0-          47,638         -0-            -0-
Chief Technical               1998      195,000           -0-           -0-         -0-          22,719         -0-            -0-
Officer (7)                   1997      195,000       72,500(4)     46,080(3)       -0-              -0-        -0-            -0-

Richard duFosse               1999      233,754           -0-          400(3)       -0-          59,281         -0-            -0-
Vice President,               1998      167,083           -0-           -0-         -0-          22,719         -0-            -0-
Engineering (7)               1997      142,083       50,000(6)     46,080(3)       -0-              -0-        -0-            -0-


(1) This amount represents Mr. Powers' contribution of services charged against earnings. No compensation was paid by the Company to Mr. Powers with respect to these services.

(2) This amount was awarded pursuant to a Plan of Reorganization (the "Plan") approved by the Bankruptcy Court, as part of a success fee for effecting a confirmed plan of reorganization. This Plan of reorganization is described in greater detail at Note 1(b) to the Consolidated Financial Statements, filed with the SEC on July 14, 1999 as part of the Company's Annual Report on Form 10-K.

(3) Pursuant to the Plan, as part of a success fee for effecting a confirmed plan of reorganization and as incentive compensation, 242,002 shares were set aside to be awarded to officers, employees and non-executive directors responsible for consummation of the Plan. Pursuant to the Plan, Mr. Amoruso, Mr. Drabkin and Mr. duFosse were awarded shares of common stock totaling 113,593, 7,680 and 7,680, respectively. The shares were distributed pursuant to the Company's 1996 Incentive Deferral Plan, which provided for distribution in three equal installments in August 1997, February 1998 and August 1998. These shares were recorded at their fair value. Actual value of the awards are determined on the date of distribution for each installment in August 1997, February 1998 and August 1998.

(4) Represents premiums paid under a variable life insurance policy paid by the Company pursuant to Mr. Amoruso's employment agreement, which terminated upon Mr. Amoruso's resignation.

(5) Represents the final installment of starting bonus and performance bonus paid pursuant to Mr. Drabkin's then-current employment contract.

(6) Represents performance bonus paid pursuant to then-current employment agreement.

(7) Mr. Amoruso, Mr. Drabkin and Mr. duFosse resigned as of December 11, 1998 in connection with the change of control transaction.

Option Grants in Last Year

     The following table sets forth certain information concerning the grant of stock options to each of the Named Executive Officers during the Company's 1999 fiscal year. This table does not include options purchased by Lawrence M. Powers through Powers & Co. in December, 1998 in connection with the change of control transaction.

                       Options Granted in 1999 Fiscal Year


                                                                                                 Potential
                                                                                            Realizable Value at
                                                                                            Assumed Annualized
                                                                                                 Rates of
                                                                                               Stock Price
                                                                                             Appreciation for
                                                                                                Option Term

                                         % of Total
                                           Options
                                         Granted to                                                                    Grant
                           Options      Employees in      Exercise or       Expiration                                  Date
          Name           Granted(1)      Fiscal Year       Base Price          Date             5%          10%        Value
------------------       ---------      ------------      -----------       ----------         ---          ---
Lawrence M. Powers            -               -                -                 -              -            -           -
Donald J. Amoruso          44,914          11.35%             .350         Dec. 11, 2003      4,343        9,597         -
Mikhail Drabkin            47,638          12.04%             .350         Dec. 11, 2003      4,607       10,179         -
Richard duFosse            59,281          14.98%             .350         Dec. 11, 2003      5,732       12,667         -


(1)  All options were granted at or above fair market value.

Option Exercises and Year-End Values

     The following table sets forth certain information concerning options to purchase the Company's common stock exercised by the Named Executive Officers during the 1999 fiscal year, and the number and value of unexercised options held by each of the Named Executive Officers at March 31, 1999.

                                  Aggregated Option Exercises in 1999 Fiscal Year
                                         and Fiscal Year End Option Values

                                                                                                     Value of
                                                                 Number of                         Unexercised
                                                                Unexercised                        In-the-Money
                                                              Options 3/31/99                  Options 3/31/99($)(1)
                          Shares
                         Acquired
                            on            Value
      Name               Exercise        Realized       Exercisable      Unexercisable       Exercisable       Unexercisable
---------------------------------------------------------------------------------------------------------------------------

Lawrence M. Powers            -0-              -0-           -0-             -0-                   -0-            -0-
Donald J. Amoruso             -0-              -0-       69,914              -0-              $51,651             -0-
Mikhail Drabkin           13,064       $28,087.60        47,638              -0-              $54,784             -0-
Richard duFosse               -0-              -0-       59,281              -0-              $68,173             -0-


Compensation of Directors

     At present, the Board does not award compensation to its directors. Prior to the change of control transaction in December, 1998, each of the Company's outside directors was paid $18,000 per year plus $1,000 per meeting attended, and $500 per diem for any special assignments. The Board of Directors had also adopted and implemented a plan during fiscal year 1998 pursuant to which the Company paid one-half of the director's fixed annual compensation in common stock of the Company. These arrangements were discontinued in December, 1998.

Employment Agreements

     At present the Company does not maintain employment agreements or other arrangements with its executive officers. Prior to the change of control, the Company had employment agreements with Messrs. Amoruso, Drabkin, and duFosse, who were employed in the positions noted in the Summary Compensation Table at annual salaries of $387,193, $239,297 and $233,754, respectively. In addition to salary, the above-described employment agreements provided for health and medical insurance, life insurance benefits, certain other benefits and require indemnification in certain circumstances. These agreements also provided that if the Company discharges the individual without cause they are entitled to full compensation and medical benefits for up to one year.

     All of these employment agreements were terminated as of December 11, 1998 pursuant to Settlement Agreements executed by Messrs. Amoruso, Drabkin, and duFosse in connection with the change of control transaction. Pursuant to these Settlement Agreements, Messrs. Amoruso, Drabkin, and duFosse received cash payments of $178,235, $52,816 and $48,754, respectively, and options to acquire 44,914, 47,638 and 59,281 shares, respectively, of the Company's common stock at an exercise price of $0.35 per share, exercisable through December 11, 2003.

Compensation Committee Interlocks and Insider Participation.

     At present, the Company does not have a Compensation Committee. Prior to the change of control transaction in December, 1998, the Company had a Compensation Committee composed of two outside board members, Mr. Sheldon A. Buckler and Mr. George Bugliarello, both of whom resigned as of December 11, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of June 28, 1999, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.


                                       Shares of Common Stock Beneficially Owned
Name of Owner                          Number                   Percent of Class

Lawrence M. Powers                     3,370,000(1)                        41.8%
Powers & Co.
47 Beech Road
Englewood, NJ 07631

Jon M. Gerber                            280,000                            3.5%
c/o Spectrum Information
Technologies
P.O. Box  1006
New York, NY,10268

Robert Ingenito                          800,000(2)                         9.6%
80 Ruland Road
Melville, NY 11747-6200

Maurice W. Schonfeld                     800,000(2)                         9.6%
630 Fifth Avenue
Suite 3163
New York, NY 10111

Barclay Powers                         1,685,000                           20.9%
665 Walther Way
Los Angeles, CA 90048

Donald J. Amoruso                        106,188                            1.3%
463 Old Sleepy Hollow Road
Pleasantville, NY 10570

                                       Shares of Common Stock Beneficially Owned
Name of Owner                          Number                   Percent of Class

Mikhail Drabkin                           52,581                             *
415 East Middlefield Road
Mountain View, CA 94043

Richard duFosse                           61,662                             *
15 John Edward Drive
Northboro, MA 01532

Current Directors and                  4,450,000                           53.2%
Executive Officers as a
Group (3 persons):

----------------------
[BULLET] Less than 1%

(1) Includes 1,685,000 shares held by his son, Barclay Powers. Lawrence Powers and Barclay Powers have a verbal understanding that the shares of common stock held by Barclay Powers may be voted, exercised and disposed of by either of them.

(2) Consist of 500,000 shares of common stock and an option to purchase an additional 300,000 shares of common stock at an exercise price of $0.15 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Tropia

     As described in "Item 1. Business - Tropia" of the Company's Annual Report on Form 10-K, filed with the SEC on July 14, 1999, on June 23, 1999, the Company consummated its acquisition of Tropia, Inc., a Delaware corporation ("Tropia"), which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,850 shares of the Company's common stock, half of which were delivered at closing, and half of which are in escrow to be delivered after one year, if certain goals are achieved. The Company has agreed to provide $100,000 of capital to Tropia initially and approximately $800,000 of additional capital during the next twelve months. The acquisition was effected by merging SITI-II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, with and into Tropia. Tropia was partially owned (55%) by Red Hat Productions, Inc., an award-winning independent film production company which is owned by Barclay
Powers, a large shareholder of the Company, and Jonathan Blank, the current Chief Executive Officer of Tropia. Lawrence M. Powers, the Chairman/CEO and a large shareholder of the Company, has been a financial participant and one-third owner of Red Hat Productions, Inc. since 1997. Tropia was also owned (45%) by Ari Blank and Arjun Nayyar, the designers of the website who are now employees of Tropia.

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

     On purchasing a control position in the Company in December, 1998 through Powers & Co., a sole proprietorship owned by Mr. Powers, Mr. Powers promptly made assignments of portions of his shares and/or option to Jon Gerber, Barclay Powers and certain other individuals. Mr. Powers assigned 200,000 shares (and an option to acquire an additional 80,000 shares) to Jon Gerber, and 995,000 shares (and an option to acquire an additional 690,000 shares) to Barclay Powers. These gifts are further described in "Item 1. Business - Management Background/Philosophy - Investors and Administration" and "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" of the Company's Annual Report for the year ended March 31, 1999 referred to above.

SUBSEQUENT FINANCING

     On July 26, 1999, the Company entered into a private-placement agreement to raise $1,250,000 in equity capital through a private placement with Lawrence M. Powers, the Chairman of the Board, the Chief Executive Officer and a major shareholder of the Company. Under the terms of the agreement, the Company will receive $1,250,000, in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. If and when the option is fully exercised, the Company would receive an additional $1,250,000. None of the shares or the option will initially be registered with the SEC for future sale, and will be taken for investment by Mr. Powers.

     The terms of the agreement are subject to stockholder review and approval at the Company's next annual stockholders' meeting anticipated for September of 1999. The closing of the private placement transaction is also subject to stockholder approval of an increase in the number of authorized shares of the Company's common stock at such meeting. The private placement is expected to close shortly after stockholder approval is obtained.

     Upon the closing of this second round of financing, the Company's capital base will be supplemented by this $1,250,000 equity infusion. The Company intends to use the proceeds to develop and expand its operations in the MP3 music field through its music website, tropia.com. See "Item 1. Business - Tropia."

     Items 1 and 5 of the Company's Annual Report for the year ended March 31, 1999 referred to above are hereby incorporated by reference.

FORWARD-LOOKING STATEMENTS.

     This Amendment 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1999 contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to the Company's use of the proceeds from the investment transaction with Lawrence M. Powers. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. These statements are not guarantees of future outcomes.

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


                                         SPECTRUM INFORMATION TECHNOLOGIES, INC.




Dated:  July 28, 1999               By  /s/ Jon M. Gerber
                                       ---------------------------------------
                                                     Jon M. Gerber
                                      (Vice President, Secretary and Treasurer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  July 28, 1999               By  /s/ Lawrence M. Powers
                                       ---------------------------------------
                                                  Lawrence M. Powers
                                           (Chief Executive Officer and
                                         Chairman of the Board of Directors)


Dated:  July 28, 1999               By  /s/ Robert Ingenito
                                       ---------------------------------------
                                                  Robert Ingenito
                                                    (Director)


Dated:  July 28, 1999               By /s/ John M. Gerber
                                       ---------------------------------------
                                                    Jon M. Gerber
                                       (Executive Vice-President, Secretary,
                                               Treasurer and Director)