Form 10-Q
period 1999-06-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1999-08-16
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO ____

As of August 12, 1999, the registrant had outstanding approximately 8,187,990 shares of its Common Stock, par value $.001 per share.

            SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 1999

                                      INDEX






PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Consolidated Balance Sheets............................................... 1

Consolidated Statements of Income (Loss).................................. 2

Consolidated Statements of Cash Flows..................................... 3

Notes to Consolidated Financial Statements................................ 4

Management's Discussion and Analysis of Financial Condition
and Results of Operations................................................. 9



PART II.  OTHER INFORMATION.............................................. 15

Item 1. Legal Proceedings ............................................... 15

Item 2. Changes in Securities............................................ 15

Item 6. Exhibits and Reports on Form 8-K................................. 15

PART I.           FINANCIAL INFORMATION

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(Amounts in thousands)


                                                  June 30, 1999   March 31, 1999
                                                   (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                          $     1,045       $    1,007
 Prepaid expenses                                             1
                                                    -----------       ----------
                 Total current assets                     1,046            1,007
                                                    -----------       ----------

 Property and Equipment, net of accumulated depreciation      1                -
 Investment in Minutemeals.com                                -               23

Intangibles:
 Goodwill                                                   312                -
 Less:  Accumulated amortization                            (2)                -
                                                    -----------       ----------
Intangibles, net                                            310                -
                                                    -----------       ----------

                  Total assets                      $     1,357       $    1,030
                                                    ===========       ==========

--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current Liabilities
 Accounts payable and other accrued liabilities             $17               $6
 Accrued audit and tax                                       65               18
 Accrued legal fees                                          79               51
 Net liabilities of discontinued operations                  70               68
                  Total current liabilities                 231              143
                                                    -----------       ----------

                  Total liabilities                         231              143
                                                    -----------       ----------

Commitments                                                   -                -

Stockholders' Equity:
Common stock, $.001 par value, 10,000 shares
 authorized and 8,301 and 7,904 issued and
 outstanding, respectively                                    8                8
Paid-in capital                                          74,117           73,752
Accumulated deficit                                    (72,688)         (72,562)
                                                    -----------       ----------
                                                          1,437            1,198
Treasury stock, 62 shares at cost                         (311)            (311)
                                                    -----------       ----------
                  Total stockholders' equity              1,126              887
                                                    -----------       ----------

Total liabilities and stockholders' equity               $1,357           $1,030
                                                    ===========       ==========

See accompanying notes to consolidated financial statements.
--------------------------------------------------------------------------------

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)
(Amounts in thousands, except per share amounts)
 Three months ended June 30,                                 1999           1998
                                                       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------

 Revenues                                           $         -       $        -
                                                    -----------       ----------

Operating costs and expenses:
 Selling, general and administrative expenses               160                -
                                                    -----------       ----------
 Total operating costs and expenses                         160                -
                                                    -----------       ----------

Operating loss                                            (160)                -
                                                    -----------       ----------

Other income:
 Interest income                                             10                -
                                                    -----------       ----------
 Total other income                                          10                -
                                                    -----------       ----------

Loss from continuing operations                           (150)                -
                                                    -----------       ----------

Discontinued operations:
 Income from discontinued operations                         24              340
 Income from discontinued operations                         24              340
                                                    -----------       ----------


Net income (loss)                                   $     (126)       $      340

Other comprehensive loss, net of tax                          -                -
                                                    -----------       ----------

Comprehensive loss                                  $     (126)       $      340
                                                    ===========       ==========

Basic income (loss) per common share:
 Loss  from continuing operations                   $    (.019)       $        -
 Income from discontinued operations                       .003             .217
                                                    -----------       ----------
Net income (loss)  per common share                 $    (.016)       $     .217
                                                    ===========       ==========

Diluted income (loss) per common share:
 Loss  from continuing operations                   $    (.019)       $        -
 Income from discontinued operations                       .003             .143
                                                    -----------       ----------
Net income (loss) per common share                  $    (.016)       $     .143
                                                    ===========       ==========
Weighted average number of Common Shares
 used in basic calculation                                7,980            1,567
                                                    ===========       ==========

Weighted average number of Common Shares
 used in diluted calculation                              7,980            2,367
                                                    ===========       ==========



Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Amounts in thousands)

 Three months ended June 30,                               1999             1998
--------------------------------------------------------------------------------
                                                    (Unaudited)      (Unaudited)
 Cash flow from operating activities:
 Net income (loss)                                  $     (126)       $      340
 Adjustments to reconcile net income (loss) to
   net cash provided (used) by continuing activities:
 Depreciation and amortization                                2                -
 Contribution of services by management                      31                -
 Contribution of rent by management                          15                -
 (Increase) in prepaid expenses                             (1)                -
   Increase  in:
   Accounts payable                                           5                -
   Accrued liabilities                                       75                -
   (Income) loss on discontinued operations                   -            (340)
                                                    ----------------------------
 Net cash provided by continuing operations                   1                -
 Net cash provided (used) by discontinued operations          2          (1,050)
--------------------------------------------------------------------------------
 Net cash provided (used) by operating activities             3          (1,050)
--------------------------------------------------------------------------------
 Cash flows from investing activities:

 Recovery of investment in Minutemeals.com                   23                -
 Purchase of property and equipment                           -             (75)
--------------------------------------------------------------------------------
 Net cash provided (used) by investing activities            23             (75)
--------------------------------------------------------------------------------
 Cash flow from financing activities:
 Proceeds from the exercise of stock options and warrants    12                -
--------------------------------------------------------------------------------
 Net cash used by financing activities                       12                -
--------------------------------------------------------------------------------
 Net  increase (decrease)  in cash and cash equivalents      38          (1,125)
 Cash and cash equivalents, beginning of year             1,007            1,600
--------------------------------------------------------------------------------
 Total cash and cash equivalents, end of year
     (including cash amounts in net liabilities
      of discontinued operations)                   $     1,045       $      475
                                                    ============================




See accompanying notes to consolidated financial statements.

            Spectrum Information Technologies, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - the Company and Basis of Presentation

     Spectrum Information Technologies, Inc. and Subsidiaries (collectively, "Spectrum" or the "Company") is an Internet media company which is seeking to establish several websites for the marketing of products and services. As part of this strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, Inc., a Delaware corporation ("Tropia"). Tropia promotes, distributes and markets the music of independent artists on its website www.tropia.com. The Company was incorporated in Delaware in 1984.

     As a result of a change of control of the Company on December 11, 1998, the Company's senior management and Board of Directors were replaced. Also, as result of the change of control, subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. The new senior management and Board of Directors have changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. Consequently, the prior business operations of the Company were discontinued. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of shareholders, and will retain its stock symbol "SITI".

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital. The Company expects to close a private placement transaction immediately following its next annual meeting of stockholders (which is anticipated to occur in October, 1999), subject to stockholder approval at such meeting. (See Note 8.)

Note 2 - Discontinued Operations

     As a result of the December 11, 1998 Change of Control Transaction described in Note 1, the Company discontinued its prior operations. In accordance with Accounting Principles Board ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. The following table reflects the net liabilities:

                                                        June 30,       March 31,
     For the periods ended,                              1999            1999
                                                       -------------------------
                                                         (Amounts in thousands)
                                                          --------------------

     Refunds receivable                                       -               12
     Prepaid expenses and other                               -                8
     Accounts payable                                         -              (3)
     Accrued expenses                                      (70)             (85)
                                                       -------------------------
                Total                                      (70)             (68)
                                                       =========================

Operating results from discontinued operations are as follows:


     For the periods ended, June 30,                       1999           1998
                                                           ----           ----
                                                         (Amounts in thousands)
                                                          --------------------

     Revenues                                          $      -       $    1,586
                                                       -------------------------

     Operating costs and expenses:
          Selling, general and administrative expenses        8            1,313
                                                       -------------------------
               Total operating costs and expenses             8            1,313
                                                       -------------------------
     Operating Income (Loss)                                (8)              273
                                                       -------------------------
     Other income and (expenses)                             32               67
                                                       -------------------------
     Income from discontinued operations               $     24       $      340
                                                       =========================


     Sales of product from discontinued operations were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the quarter ended June 30, 1999 no licensing agreements were renegotiated. However, during the quarter ended June 30, 1998 one licensing agreement was renegotiated to provide for lump sum final payment versus ongoing royalties. As this renegotiated agreement did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements.

     In March 1999 the Company entered into an Investment and Business Development Agreement with the creators of a food/lifestyle web site, "minutemeals.com." The Company contributed $105,000 to Minutemeals.com, Inc., which owned the website, for a minority interest in that corporation and an option to evaluate the project in the future. In May 1999 the parties agreed that it would be in their best interests to cease their arrangement due to creative differences as to the development path for the website and other underlying business reasons. The Company announced in May 1999 that the Investment and Business Development Agreement had been terminated. The Company then transferred its stock of Minutemeals.com, Inc. back to that corporation in satisfaction of all of its obligations and received back $23,000 in funding. As a result, the Company has recorded an additional charge to income and a reduction in investment of $82,000.

Note 3 - Property and Equipment and Intangible Assets

     Property and equipment are recorded at cost. Depreciation is recorded using the straight line method over the estimated useful lives of the assets of five years.

     As a result of the June 23, 1999 acquisition agreement with Tropia as described in Note 7, the Company recognized goodwill of approximately $312,000 and is amortizing this amount over a three-year period.

Note 4 - Income (Loss) Per Common Share

     Income (loss) per share for the quarters ended June 30, 1999 and 1998 was calculated as follows:


                                                   Three Months Ended June 30,
                                                      1999             1998
                                                 Basic  Diluted   Basic  Diluted
                                                     (Amounts in thousands)
                                                      --------------------

     Net Income (loss)                            ($126)  ($126)   $  340  $ 340
                                                  ==============   =============

     Weighted average number of common shares
     outstanding during the year                   7,980   7,980    1,567  1,567

     Common share equivalents - preferred stock        -       -        -    800
     Common share equivalents - stock options          -       -        -      -
                                                  --------------   -------------

     Weighted average number of common shares
     and common share equivalents used in
     calculation of earnings per common share      7,980   7,980    1,567  2,367
                                                  ==============   =============

     Earnings per common share                   ($.016) ($.016)   $0.217 $0.143
                                                  ==============   =============

     Common stock equivalents were not included in the computation of weighted average shares outstanding for the quarter ended June 30, 1999 because such inclusion would be anti-dilutive. For the quarter ended June 30, 1998, stock options were not included in the computation of weighted average shares outstanding because such inclusion would be anti-dilutive.

Note 5 - Statements of Cash Flows


                                                     Three months ended June 30,
                                                   -----------------------------
                                                         1999           1998
                                                   -----------------------------
                                                        (Amounts in thousands)

     Supplemental disclosures of cash flow information:
       Cash paid during the year for interest            $    -         $      -
       Cash paid during the year for income taxes        $    -         $      1


     Non-cash transactions:
       Contribution of salaries by management            $   31         $      -
       Contribution of rent by management                $   15         $      -
       Stock options for board of directors              $    -         $     16
       Acquisition of Tropia, Inc.                       $  307         $      -

     Present management of the parent company has been working without salary and may continue to do so for an undetermined period of time. The Company has recorded an administrative expense and a capital contribution of $31,250 to account for the value of these services provided by management of the parent company.


Note 6 - Comprehensive Loss

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

Note 7 - Acquisition - Tropia

     In pursuit of its new strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Pursuant to the agreement, the Company is initially providing $100,000 of capital to Tropia and approximately $800,000 of additional capital during the 12 months following the acquisition. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia.

     Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website will showcase the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs, free of charge, in MP3 format. The website also embodies a 24-hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

     For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), half of which were delivered at closing, and half of which are in escrow to be delivered one year after the closing, if certain goals are achieved.

     In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $306,786 has been allocated to the assets and liabilities of Tropia, based upon their fair market values as follows:


               Computer software                        $    748
               Accrued expenses                          (6,075)
                                                        --------

               Net liabilities acquired                  (5,327)
               Goodwill                                  312,113
                                                        --------
                                                        $306,786

Note 8 - Subsequent Event

     On July 26, 1999 the Board of Directors elected to enter into an agreement to raise $1,250,000 in equity capital through a private placement with its major shareholder, Lawrence M. Powers (who is also the Company's Chairman and Chief Executive Officer).

     Under the terms of the agreement the Company will receive $1,250,000, in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. If and when the option is fully exercised, SITI would receive an additional $1,250,000. None of the shares or the option will initially be registered with the Securities and Exchange Commission for future sale, and will be taken for investment by such major shareholder.

     The terms of the agreement are subject to stockholder review and approval at the next annual stockholders' meeting of the Company anticipated for October of 1999. The private placement is also subject to stockholder approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock. The private placement is expected to close shortly after stockholder approval.

     The Company intends to use the proceeds of the private placement to develop and expand its operations in the MP3 music field through its music website www.tropia.com. The previous equity financing of $1,000,000 in December 1998 (most of which remains intact as cash capital) was also used for its continuing operations focusing on the MP3 music field and related Internet marketing opportunities. Upon the closing of the private placement, the Company's capital base will be supplemented by the described $1.25 million equity infusion provided by this second round of financing.

Note 9.   Other Significant Accounting Policies

     Cash and Cash Equivalents. Cash and cash equivalents include the Company's cash balances and short- term investments that mature in 90 days or less when acquired. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

     Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Website Expenses. Expenses incurred to develop and maintain websites are expensed as incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to business objectives and strategy of the Company. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those risk factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, other quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

     Spectrum Information Technologies, Inc. and Subsidiaries is an Internet media company which is seeking to establish several websites for the marketing of products and services. Spectrum was incorporated in Delaware in 1984. As a result of a change of control of the Company in December 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company and discontinued its prior business. The Company intends to develop websites targeted to the interests of specific demographic groups by entering into joint ventures and strategic partnerships. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of shareholders and plans to retain its stock symbol "SITI".

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

     The Tropia website, which went online in May 1999, showcases the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs free of charge in MP3 format. The website also embodies a 24-hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

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

     The website is designed to attract a youthful audience (ages 14-25), with a specific emphasis on college students. The Company believes that college students will be the ideal audience for the website because they generally:

     [BULLET] are among the highest  spenders on music;
     [BULLET] have the most powerful computers and wide-spread
              broadband access to the Internet;
     [BULLET] spend a significant amount of time on the Internet;
     [BULLET] share the attitudes and values of, and identify strongly with, the independent  artists  featured  on the  website;
     [BULLET] can be reached fairly easily and inexpensively by campus newspaper, radio and television stations and promotional tours by the website's featured artists; and
     [BULLET] will appreciate the value of free downloaded music.

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

    The Company expects to create a premier entertainment destination for the discovery of independent music by designing the website so that both artists and consumers will have access to the information they desire, in an interface that is easy, intuitive, uncluttered and attractive. The Company intends to continue to develop the website further (with video presentations, live performances, etc.) and introduce new products and services, as appropriate, to meet the needs of artists and consumers. The Company has previously sponsored concerts in New York, San Francisco and Los Angeles for several emerging groups, and intends to continue such promotions. Obtaining rights to offer free MP3 downloads from established artists for limited periods is also under discussion, to attract visitors to the website in the coming school year.

     Many consumers have not yet been able to experience high quality Internet audio and video due to low bandwidth Internet connections. New platforms, such as cable and direct subscriber line modem and satellite data broadcast, are already being created to deliver high-speed access to digital media. Growth will depend on the investment of billions of dollars by the telecommunications industry in new infrastructure. In the meantime, high-speed connections will largely remain limited to larger businesses, research institutions and colleges and universities. The Company has therefore determined that the college student market, in large part because of its ready access to high-speed connections and its spirit of "independence," will prove to offer the greatest opportunity for developing its business.

     The Company believes that www.tropia.com will become an attractive and functional site with superior content. For consumers, the site offers the following advantages:

     [BULLET] Radio-Style Interface. Users can "tune into" various radio streams, classified by genre, which continuously broadcast the music featured on the site.

     [BULLET] Interactivity. An anticipated addition to the site will be chat rooms, on-line interactive interviews with featured artists and other interactive functions. Fans will also be able to contact artists directly via e-mail and to communicate with one another through message boards. In addition, artists can use their web page to communicate directly with their fans, advising them of concerts and new releases.

     [BULLET] Convenience. The website offers a consumer the ability to listen to or download songs by featured artists 24 hours a day from the convenience of his or her home, school or office. If the consumer likes the song, he or she may buy the CD over the website.

     For the independent artists, the site provides these advantages:

     [BULLET] Distribution and Promotion. The website offers artists the ability to promote their music to a global and growing base of consumers through their own webpage provided at little or no charge, control pricing of their music and achieve superior economics through revenue sharing on sales of their CDs and other merchandise.

     [BULLET]  Marketing.  The  website  will  provide   artists  with   various
               marketing tools, including public relations assistance, tour and concert promotions, and e-mail promotions, among others.

     [BULLET] Non-Exclusive. The Company's relationship with the artists and the independent record labels will be on a non-exclusive basis, enabling featured artists to distribute their music using the website, as well as other means (such as other websites).

    [BULLET] Access to Consumer Feedback and Statistics. Upon the implementation of tracking software (which is now in progress), artists will receive detailed information about the number of people visiting their webpage, listening to their music, downloading their songs, and how many CDs they sold during the day and over the past month. Artists will then have valuable information about their fan base.

     In the near term, the Company will focus on the following key elements in the development of the Tropia website (although there can be no assurance as to the likelihood or the timing of these elements):

     [BULLET]  Continue to develop and increase music content
     [BULLET]  Use the latest compression formats
     [BULLET] Use e-commerce to generate revenues from sales of cd's and merchandise
     [BULLET]  Provide additional functionality
     [BULLET]  Target market the college student market
     [BULLET]  Introduce tropia college tv website
     [BULLET]  Become a service based community
     [BULLET]  Establish user accounts

RESULTS OF OPERATIONS

     The following discussion relates to the Company's continuing operations since the Change of Control Transaction on December 11, 1998. Any comparisons to the prior fiscal year would not be applicable, as all prior operations were discontinued during the third quarter of the prior fiscal year.

     The following table sets forth certain financial data for continuing operations for the periods indicated. As a result of the Company's December 11, 1998 Change of Control Transaction, the Company discontinued its previous operations. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation.

                                                    Three months ended June 30,
                                                  ------------------------------
                                                  1999      %      1998        %
                                                  ------------------------------
     Continuing Operations:                            (Amounts in thousands)
          Revenues                                   0      -         0        -
     Operating costs and expenses:
     Selling, general and administrative           160      -         0        -

     Total operating costs and expenses            160      -         0        -

     Operating income (loss)                    $(160)      -         0        -


CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

     In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the company had no revenues from continuing operations.

     Operating Costs and Expenses

     The operating costs and expenses are primarily composed of compensation to employees and legal and accounting fees which have been incurred while the Company goes through its transition resulting from the December 11, 1998 Change of Control Transaction. See "Operating Loss" below. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

     Operating Loss

     The Company had no revenues and the Company's operating loss from continuing operations for the three months ended June 30, 1999 was $160,000, as shown above. This amount is primarily composed of legal and accounting fees and contribution of salaries and rent by management which have been incurred while the Company goes through its transition resulting from the December 11, 1998 Change of Control Transaction.

     Other Income and Expense

     The company had no income from continuing operations. The expenses are primarily legal and accounting fees and contribution of salaries and rent by management which have been incurred while the company goes through its transition resulting from the December 11, 1998 Change of Control Transaction.

     Liquidity and Capital Resources

     As of June 30, 1999 the Company has working capital of $815,000 which follows from the infusion of cash as a result of the December 11, 1998 Change of Control Transaction.

     The Company currently is financing its daily operations primarily through the application of the proceeds of the investments in the Company in connection with the December 11, 1998 Change of Control Transaction, as well as the proceeds from the exercise of stock options. The Company has been providing capital to Tropia pursuant to the June 23, 1999 agreement. Additional capital of approximately $800,000 will be provided to Tropia during the twelve months after such agreement.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish twenty-first century dates from twentieth century dates. To function properly, these date-code fields must distinguish twenty-first century dates from twentieth century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     The Company is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including internal systems, and equipment, software and content supplied to the Company by third-party vendors that may not be Year 2000 compliant, including outside providers of Web-hosting services on which the Company is currently dependent. In addition, the Company's future business depends on the successful operation of the Internet following the commencement of the Year 2000. If the Internet is inaccessible for an appreciable period of time, or if users are unable to access our site, the Company's business and revenues could be materially adversely affected. The Company is also subject to external forces that might generally affect industry and commerce, such as telecommunications, utility or transportation company Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on our customers, content providers and future advertisers.

     Year 2000 Compliance Assessment Plans.

     The Company has undertaken a two-pronged approach to analyzing the impact of the Year 2000 problem. First, the Company is nearing completion of an informal assessment of its primary internal systems and, based on such assessment and its knowledge of the specific software and systems, the Company currently believes that its systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, the Company expects these modifications to be provided by the vendors of the computer and software products. The Company has not incurred material costs to date in this informal phase of the assessment process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

     Second, the Company is in the process of performing a formal assessment of both its internal systems and the vendor-supplied items and services it employs to determine how the Year 2000 problem will affect all aspects of operations. The Company expects to complete this second phase of its assessment by September 30, 1999. The formal process involves assessment of the following:

     - hardware systems,  including servers and systems used for data storage;
     - software systems, including applications, development tools and proprietary code;
     - infrastructure systems, including routers, hubs and networks;
     - the systems of our business partners

     The Company is conducting its formal assessment of Year 2000 readiness by gathering information on each aspect of the systems, reviewing each component or application for date usage, and examining date representations. With respect to vendor-supplied items and services, the Company is conducting an extensive review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting its vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources.

     Results of Compliance Efforts to Date

     Based on the near completed informal assessment and the Company's progress on the formal assessment, the Company currently believes that its internal systems are, or can readily be made, Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although the Company does not anticipate problems, vendor-supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime. One software, which is used internally and unrelated to website operations, has been found to be non-compliant, and has been scheduled to be replaced prior to September 30, 1999.

     Costs of Year 2000 Compliance Are Not Expected to Be Significant.

     Based upon the near completed informal assessment and the extent of completion of the formal assessment, the Company is not aware of any material operational issues or significant costs associated with preparing its internal systems for the Year 2000, and although the Company has not incurred material costs to date with respect to the Year 2000 readiness of these internal systems, the occurrence of any of the following events could materially and adversely affect the Company's business, results of operations and financial condition:

     [BULLET] errors and defects that are detected after the formal assessment process is complete;
     [BULLET] third-party equipment, software or content fails to operate properly with regard to the year 2000;
     [BULLET] third-party providers of Web resources expend significant resources to correct their current systems for Year 2000 compliance, resulting in increased costs for their services.

RISK FACTORS.

     Please see the Company's Annual Report on Form 10-K (filed with the Commission on July 14, 1999), "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition."

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     From time to time, the Company has been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the financial condition of the Company.

Item 2.   Changes in Securities

     As reported on an  Amendment  No. 1 on  Schedule  13D/A  (filed on June 10,
1999), on May 19, 1999, Jon M. Gerber, Vice President, Treasurer and Secretary of the Company, exercised his option to purchase 80,000 shares of Common Stock at $0.15 per share, and tendered $12,000 of personal funds in cash.

     On July 26, 1999 the Company's Board of Directors approved an agreement whereby the Company, in exchange for $1,250,000, will issue to Lawrence M. Powers (a) 1,000,000 shares of Common Stock, and (b) an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. This transaction is described above in further detail at "Consolidated Financial Statements -- Note 8 - Subsequent Event."

Item 6.   Exhibits and Reports on Form 8-K

     A.   Exhibits

          Number         Title

          10.1           Stock  Purchase  Agreement  between  the  Company   and
                         Lawrence M. Powers

          10.2           Stock Option of Lawrence M. Powers

          27             Financial Data Schedule

     B. Reports on Form 8-K

               On April 5, 1999, the Company filed a Current Report on Form 8-K announcing at "Item 2 - Acquisition or Disposition of Assets" the Company's acquisition of MinuteMeals.com, Inc.

               On July 1, 1999, the Company filed a Current Report on Form 8-K announcing, at Item 2 - Acquisition or Disposition of Assets" the Company's acquisition of Tropia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:   August 16, 1999



                              SPECTRUM INFORMATION TECHNOLOGIES, INC.


                              By  /s/   Lawrence M. Powers
                                  ------------------------
                                  Lawrence M. Powers
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors



                              By  /s/   Jon M. Gerber
                                  -------------------
                                  Jon M. Gerber
                                  Vice President, Secretary and Treasurer