Form 10-Q
period 1999-09-30
SPECTRUM INFORMATION TECHNOLOGIES INC
filed 1999-11-09
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

                         Commission File Number 0-15596

                     SPECTRUM INFORMATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                       75-1940923
(State of incorporation)                       (IRS Employer Identification No.)

594 Broadway, Suite 1001, New York, New York   10012
(Address of principal executive offices)       (Zip Code)

                                 (212) 925-1181
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X|   NO |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES |X|   NO |_|

As of October 25, 1999, the registrant had outstanding approximately 8,301,000 shares of its Common Stock, par value $.001 per share.

             SPECTRUM INFORMATION TECHNOLOGIES, INC. AND SUBSIDIARY

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

PART I. FINANCIAL INFORMATION                                       Page No.
                                                                    --------

Consolidated Balance Sheets                                            2

Consolidated Statements of Income (Loss) and Comprehensive Loss        3

Consolidated Statements of Cash Flows                                  4

Notes to Consolidated Financial Statements                             5

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                             12

PART II. OTHER INFORMATION

Item 2.   Changes in Securities                                       18

Item 5.   Other Information                                           18

Item 6.   Exhibits and Reports on Form 8-K                            18

Spectrum Information Technologies, Inc. and Subsidiary

PART I.     FINANCIAL INFORMATION

Consolidated Balance Sheets
(Amounts in thousands)

                                                     September 30, 1999         March 31, 1999
                                                            (Unaudited)
----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                   $    645                $  1,007
  Receivables                                                       39
  Other assets                                                      48
                                                              --------                --------
                  Total current assets                             732                   1,007
                                                              --------                --------

  Property and Equipment, net of accumulated depreciation           49                      --
  Investment in Minutemeals.com                                     --                      23

Intangibles:
     Goodwill                                                      312                      --
      Less: Accumulated amortization                               (28)                     --
                                                              --------                --------
Intangibles, net                                                   284                      --
                                                              --------                --------

                  Total assets                                $  1,065                $  1,030
                                                              ========                ========


Current Liabilities
  Accounts payable and other accrued liabilities              $     51                $      6
  Accrued audit and tax                                             47                      18
  Accrued legal fees                                               140                      51
  Net liabilities of discontinued operations                        --                      68
                                                              --------                --------
                  Total current liabilities                        238                     143
                                                              --------                --------

                  Total liabilities                                238                     143
                                                              --------                --------

Commitments                                                         --                      --

Stockholders' Equity:
Common stock, $.001 par value, 10,000 shares authorized and
8,305 and 7,904 issued and outstanding, respectively                 8                       8
Paid-in capital                                                 74,148                  73,752
Accumulated deficit                                            (73,018)                (72,562)
                                                              --------                --------
                                                                 1,138                   1,198
 Treasury stock, 62 shares at cost                                (311)                   (311)
                                                              --------                --------
                  Total stockholders' equity                       827                     887
                                                              --------                --------

Total liabilities and stockholders' equity                    $  1,065                $  1,030
                                                              ========                ========

See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiary

Consolidated Statements of Loss and Comprehensive Loss
(Amounts in thousands, except per share amounts)       Three months ended          Six months ended
(Unaudited)                                                 September 30,              September 30,
                                                         1999          1998          1999          1998
                                                       -------       -------       -------       -------

Revenues                                               $    --       $    --       $    --       $    --
                                                       -------       -------       -------       -------

Operating costs and expenses:
  Selling, general and administrative                      374            --           534            --
                                                       -------       -------       -------       -------
           Total operating costs and expenses              374            --           534            --
                                                       -------       -------       -------       -------

Operating loss                                            (374)           --          (534)           --
                                                       -------       -------       -------       -------

Other income, net                                            8            --            18            --
                                                       -------       -------       -------       -------

Loss from continuing operations                           (366)           --          (516)           --

Income (loss) from discontinued operations                  35          (539)           60          (199)
                                                       -------       -------       -------       -------

Net loss                                                  (331)         (539)         (456)         (199)

Other comprehensive loss, net of tax                        --            --            --            --
                                                       -------       -------       -------       -------
Comprehensive loss                                     $  (331)      $  (539)      $  (456)      $  (199)
                                                       =======       =======       =======       =======

Basic and diluted income (loss) per common share:
   Loss  from continuing operations                    $ (.045)      $    --       $ (.063)      $    --
   Income (loss) from discontinued operations             .004         (.342)         .007         (.126)
                                                       -------       -------       -------       -------
Net income (loss)  per common share                    $ (.041)      $ (.342)      $ (.056)      $ (.126)
                                                       =======       =======       =======       =======

Weighted average number of Common Shares
used in basic and diluted calculation                    8,141         1,574         8,141         1,574
                                                       =======       =======       =======       =======

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Spectrum Information Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Amounts in thousands)

Six months ended September 30,                                1999           1998
-------------------------------------------------------------------------------------
                                                           (Unaudited)    (Unaudited)
Cash flow from operating activities:
  Net Income (loss)                                          $  (456)      $  (199)
  Adjustments to reconcile net loss to net cash used by
   Operating activities:
    Contribution of services by management                        50            --
    Contribution of rent by management                            25            --
    Compensation via stock                                         2            --
    Depreciation and amortization                                 29            --
    (Increase) decrease in:
      Receivables                                                (39)           --
      Prepaid expenses and other assets                          (48)           --
    Increase (decrease) in:
      Accounts payable                                            40            --
      Accrued expenses                                           118            --
      (Income) loss on discontinued operations                   (60)          199
-------------------------------------------------------------------------------------
        Net cash used by continuing operations                  (339)           --
        Net cash used by discontinued operations                  (8)         (879)
-------------------------------------------------------------------------------------
        Net cash used by operating activities                   (347)         (879)
-------------------------------------------------------------------------------------
Cash flows from investing activities:
  Recovery in investment in Minutemeals.com                       23            --
  Capital expenditures                                           (50)          (85)
-------------------------------------------------------------------------------------
        Net cash used by continuing operations                   (27)          (85)
        Net cash provided by discontinued operations              --           449
-------------------------------------------------------------------------------------
        Net cash provided by investing activities                (27)          364
-------------------------------------------------------------------------------------
Cash flow from financing activities:
  Proceeds from the exercise of stock options                     12            --
-------------------------------------------------------------------------------------
        Net cash provided by financing activities                 12            --
-------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                       (362)         (515)
Cash and cash equivalents, beginning of year                   1,007         1,600
-------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period               $   645       $ 1,085
                                                             =========     ==========

See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

      Spectrum Information Technologies, Inc. and its subsidiary (collectively, "Spectrum" or the "Company") comprise an Internet media company which is seeking to establish websites for the marketing of products and services. As part of this strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, Inc., a Delaware corporation ("Tropia"). Tropia promotes, distributes and markets the music of independent artists on its website www.tropia.com. The Company was incorporated in Delaware in 1984.

      As a result of a change of control of the Company on December 11, 1998, the Company's senior management and Board of Directors were replaced. Also, as a result of the change of control, subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. The new senior management and Board of Directors have changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. Consequently, the prior business operations of the Company were discontinued. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of stockholders (which is anticipated to occur in December, 1999), and will retain its stock symbol "SITI".

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiary. All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent near term on its ability to raise capital. The Company expects to close a private placement transaction immediately following its next annual meeting of stockholders, subject to stockholder approval at such meeting. (See Note 9.)

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

                                   September 30,           March 31,
      For the periods ended,          1999                  1999
                                   --------------------------------
                                        (Amounts in thousands)
                                        ----------------------
      Refunds receivable           $        --              $ 12
      Prepaid expenses                      --                 8
      Accounts payable                      --                (3)
      Accrued expenses                      --               (85)
                                   --------------------------------
               Total               $        --              $(68)
                                   ================================

Operating results from discontinued operations are as follows:

      For the three months ended, September 30,              1999        1998
                                                             ----        ----
                                                          (Amounts in thousands)
                                                          ----------------------
      Revenues                                             $    --     $   529
                                                          ----------------------

      Operating costs and expenses:
          Selling, general and administrative expenses          --       1,073
                                                          ----------------------
               Total operating costs and expenses               --       1,073
                                                          ----------------------
      Operating Income (Loss)                                   --        (544)
                                                          ----------------------
      Other income and (expenses)                               35           5
                                                          ----------------------
      Income from discontinued operations                  $    35     $  (539)
                                                          ======================

      For the six months ended, September 30,               1999          1998
                                                            ----          ----
                                                          (Amounts in thousands)
                                                          ----------------------
      Revenues                                            $    --       $ 2,115
                                                          ----------------------

      Operating costs and expenses:
          Selling, general and administrative expenses          8         2,386
                                                          ----------------------
               Total operating costs and expenses               8         2,386
                                                          ----------------------
      Operating Income (Loss)                                  (8)         (271)
                                                          ----------------------
      Other income and (expenses)                              68            72
                                                          ----------------------
      Income from discontinued operations                 $    60       $  (199)
                                                          ======================

      Sales of product from discontinued operations were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the quarter ended September 30, 1998, two licensing agreements were renegotiated to provide for lump sum final payments versus ongoing royalties. As these renegotiated agreements did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements.

      As part of new management's strategy, the Company sold its Wireless Data and Cellular Connectivity Technology patents on September 27, 1999 to a partnership composed primarily of a former employee and counsel to the Company. Pursuant to the agreement, the Company received $10,000 and a waiver of commissions due to such former employee upon the collection of past due royalties from a former Spectrum licensee, provided such royalties were received within thirty days of such sale agreement. The Company also agreed to remit $3,500 to such former employee personally upon collection of these royalties. Through the efforts of such former employee, the Company received approximately $28,000 in royalties in October 1999 from the licensee.

      In March 1999 the Company entered into an Investment and Business Development Agreement with the creators of a food/lifestyle website, "minutemeals.com." The Company contributed $105,000 to Minutemeals.com, Inc., which owned the website, for a minority interest in that corporation and an option to evaluate the project in the future. In May 1999 the parties agreed that it would be in their best interests to cease their arrangement due to creative differences as to the development path for the website and other underlying business reasons. The Company announced in May 1999 that the Investment and Business Development Agreement had been terminated. The Company then transferred its stock of Minutemeals.com, Inc. back to that corporation in satisfaction of all of its obligations and received back $23,000 in funding. As a result in March 1999, the Company recorded an additional charge to income and a reduction in investment of $82,000.

Note 3 - Property and Equipment and Intangible Assets

      Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of three to five years.

      As a result of the June 23, 1999 acquisition agreement with Tropia as described in Note 7, the Company recognized goodwill of approximately $312,000 and is amortizing this amount over a three-year period.

Note 4 - Income (Loss) Per Common Share

      Income (loss) per share for the three months ended September 30, 1999 and 1998 was calculated as follows:

                                                            Three Months Ended September 30,
                                                             1999                     1998
                                                    --------------------------------------------------
                                                     Basic        Diluted       Basic         Diluted
                                                        (Amounts in thousands, except per share
                                                        ---------------------------------------
                                                                        amounts)
                                                                        --------

      Net Loss                                      $  (331)      $  (331)      $  (539)      $  (539)
                                                    =======================  =========================

      Weighted average number of common shares
      outstanding during the year                     8,141         8,141         1,574         1,574
      Common share equivalents                           --            --            --            --
                                                    -----------------------  -------------------------
      Weighted average number of common shares
      and common share equivalents used in
      calculation of earnings per common share        8,141         8,141         1,574         1,574
                                                    =======================  =========================

      Earnings per common share                     $ (.041)      $ (.041)      $(0.342)      $(0.342)
                                                    =======================  =========================

      Income (loss) per share for the six months ended September 30, 1999 and 1998 was calculated as follows:

                                                             Six Months Ended September 30,
                                                               1999                   1998
                                                     Basic        Diluted       Basic         Diluted
                                                        (Amounts in thousands, except per share
                                                        ---------------------------------------
                                                                        amounts)
                                                                        --------

      Net Loss                                      $  (456)      $  (456)      $  (199)      $  (199)
                                                    ========================  ========================

      Weighted average number of common shares
      outstanding during the year                     8,141         8,141         1,574         1,574
      Common share equivalents                           --            --            --            --
                                                    ------------------------  ------------------------
      Weighted average number of common shares
      and common share equivalents used in
      calculation of earnings per common share        8,141         8,141         1,574         1,574
                                                    ========================  ========================

      Earnings per common share                     $ (.056)      $ (.056)      $(0.126)      $(0.126)
                                                    ========================  ========================

      Common stock equivalents were not included in the computation of weighted average shares outstanding for the quarter and six months ended September 30, 1999 and 1998, respectively, because such inclusion would be anti-dilutive.

Note 5 - STATEMENTS OF CASH FLOWS

                                                             Six months ended
                                                                September 30,
                                                          ----------------------
                                                            1999          1998
                                                          ----------------------
                                                          (Amounts in thousands)

      Supplemental disclosures of cash flow information:
        Cash paid during the year for interest             $   --        $   --
        Cash paid during the year for income taxes         $   --        $    1

      Non-cash transactions:
        Contribution of salaries by management             $   50        $   --
        Contribution of rent by management                 $   25        $   --
        Stock options for board of directors               $   --        $   16
        Compensation via stock                             $    2        $   --
        Acquisition of Tropia, Inc.                        $  307        $   --

      Present management of Spectrum Information Technologies, Inc. has been working without salary and may continue to do so for an undetermined period of time. The Company has recorded an administrative expense and a capital contribution of $50,000 to account for the value of these services provided by management of such company.

NOTE 6 - COMPREHENSIVE LOSS

      The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

NOTE 7 - ACQUISITION - TROPIA

      In pursuit of its new strategy, on June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Pursuant to the acquisition agreement, the Company initially provided $100,000 of capital to Tropia and agreed to provide approximately $800,000 of additional capital during the 12 months following the acquisition. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia.

      Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website will showcase the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs, free of charge, in MP3 format. The website also embodies a 24- hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

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

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $306,786 has been allocated to the assets and liabilities of Tropia, based upon their fair market values as follows:

            Computer software                             $     748
            Accrued expenses                                 (6,075)
                                                          ---------
            Net liabilities acquired                         (5,327)
            Goodwill                                        312,113
                                                          ---------
                 Aggregate Purchase Price                 $ 306,786
                                                          =========

      As described in Note 10, in October, 1999, the Company authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), in recognition of the overall performance of Tropia during the 4-month period following the Company's acquisition of Tropia, as well as the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank in recognition of his individual efforts on behalf of Tropia.

NOTE 8 - LICENSING AGREEMENTS

      On September 29, 1999 the Company entered into an agreement with Jad Records ("Jad") authorizing the Company's use and free digital distribution for a two-year period of a certain recording performed by Bob Marley. The Company remitted $25,000 to Jad for such rights. These costs will be amortized over the life of the contract.

      On September 29, 1999 the Company also entered into an agreement with Ezone Corporation ("Ezone") for the license of certain electronic games and media ("Games") to the Company for a two-year period. Pursuant to the license agreement, the Company paid Ezone $5,000 and granted Ezone an option to purchase 5,000 shares of the Company's Common Stock at a strike price of $1.125 per share upon the delivery of the Games to the Company. The Company recorded options expense pursuant to SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation."

NOTE 9 - OTHER INFORMATION

      On July 26, 1999 the Board of Directors elected to enter into an agreement to raise $1,250,000 in equity capital through a private placement with its major stockholder Lawrence M. Powers (who is also the Company's Chairman and Chief Executive Officer). A copy of this agreement is attached as Exhibit 10.1 to this Form 10-Q.

      Under the terms of the stock purchase agreement, the Company will receive $1,250,000 in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. If and when the option is fully exercised, SITI would receive an additional $1,250,000. None of the shares or the option will initially be registered with the Securities and Exchange Commission for future sale, and will be taken for investment by such major stockholder.

      The terms of the agreement are subject to stockholder review and approval at the next annual stockholders' meeting of the Company anticipated to occur in December, 1999. The private placement is also subject to stockholder approval of an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock. The private placement is expected to close shortly after stockholder approval.

      The Company intends to use the proceeds of the private placement to develop and expand its operations in the MP3 music field through its music website www.tropia.com. The previous equity financing of $1,000,000 in December 1998 was also used for its continuing operations focusing on the MP3 music field and related Internet marketing opportunities. Upon the closing of the private placement, the Company's capital base will be supplemented by the described $1.25 million equity infusion provided by this second round of financing.

      Although the private-placement described above is subject to the approval of the Company's stockholders at the next annual meeting, pursuant to an agreement dated October 5, 1999, Mr. Powers agreed to lend $1,250,000 to the Company pending the annual meeting. A copy of this agreement is attached as
Exhibit 10.2 to this Form 10-Q. The proceeds of the loan have been invested in short-term government securities. Under the loan agreement, if the Company's stockholders approve the terms of such agreement and an Amendment to the Company's Restated Certificate of Incorporation, the principal amount of the loan shall be applied to the purchase price of the private-placement, the Company will retain all interest thereon, and the Company's obligation to repay the loan shall be deemed to be satisfied. If such stockholder approval is not obtained, or if the annual meeting does not occur by January 31, 2000, the principal amount of the loan and all interest thereon shall be paid to Mr. Powers on account of the loan.

      In addition, on August 30, 1999, the Company entered into a three-year lease for new office space at 594 Broadway, Suite 1001, New York, New York 10012. The Company moved its principal executive offices to this location in September, 1999. The Company's payment obligations under this lease were guaranteed by Lawrence M. Powers. In addition, the terms of the lease include one month of free rent and an escalation of rental payments over the three-year period. The Company has recorded a deferred rent charge of approximately $6,000. This charge will be amortized over the life of the lease.

      The Company granted 3,500 shares of its common stock to two employees and a consultant during the month of September 1999. These shares were granted in consideration of services to the Company. These shares were granted in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the

Company necessary to evaluate the investment; each such stockholder represented that the common stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

NOTE 10 - SUBSEQUENT EVENT

      In October, 1999, the Company authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), the former owners of Tropia, in recognition of the overall performance of Tropia during the 4-month period following the Company's acquisition of Tropia. Ari Blank and Arjun Nayyar are the designers of Tropia's website, are the Treasurer and Secretary, respectively, of the Company, and are officers of Tropia. Lawrence M. Powers (the Chairman/ CEO and a major stockholder of the Company), and Barclay Powers (the Co-President of Tropia and a major stockholder of the Company), who with Jonathan Blank (the CEO and Co-President of Tropia) own all of the stock of Red Hat Productions, Inc., have waived their rights to participate in the shares otherwise receivable by Red Hat Productions, Inc. The Company also recently authorized the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank in recognition of his individual efforts on behalf of Tropia. To date, none of the foregoing additional shares have been issued.

NOTE 11 - OTHER SIGNIFICANT ACCOUNTING POLICIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to business objectives and strategy of Spectrum Information Technologies, Inc. and its subsidiary (collectively, "Spectrum" or the "Company"). Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, the beliefs of the Company's management and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those risk factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

OVERVIEW

      Spectrum Information Technologies, Inc. and its subsidiary comprise an Internet media company which is seeking to establish websites for the marketing of products and services. Spectrum was incorporated in Delaware in 1984. As a result of a change of control of the Company in December 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company and discontinued its prior business. The Company intends to develop websites targeted to the interests of specific demographic groups by entering into joint ventures and strategic partnerships. The Company is planning to change its corporate name to Siti-Sites.com, Inc. at its next annual meeting of stockholders (which is anticipated to occur in December, 1999) and plans to retain its stock symbol "SITI".

      On June 23, 1999, the Company consummated its acquisition of Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,850 shares of the Company's common stock, half of which were delivered at closing, and half of which are in escrow to be delivered after one year, if certain goals are achieved. The Company provided $100,000 of capital to Tropia initially and agreed to provide approximately $800,000 of additional capital during the twelve-month period following the acquisition. The acquisition was effected by merging SITI-II, Inc., a Delaware corporation and a wholly-owned subsidiary of Spectrum, with and into Tropia. Tropia was partially owned (55%) by Red Hat Productions, Inc., an award-winning independent film production company which is owned by Barclay Powers, the Co-President of Tropia and a large stockholder of the Company, and Jonathan Blank, the Co-President and current Chief Executive Officer of Tropia. Lawrence M. Powers, the Chairman/CEO and a large stockholder of the Company, has been a financial participant and one-third owner of Red Hat Productions, Inc. since 1997. Tropia was also owned (45%) by Ari Blank and Arjun Nayyar, who are the designers of Tropia's website, the Treasurer and Secretary, respectively, of the Company, and officers of Tropia.

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

      In October, 1999, the Company authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), the former owners of Tropia, in recognition of the overall performance of Tropia during the 4-month period following the Company's acquisition of Tropia. Lawrence M. Powers, and Barclay Powers have waived their rights to participate in the shares otherwise receivable by Red Hat Productions, Inc. The Company also recently authorized the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank in recognition of his individual efforts on behalf of Tropia. To date, none of the foregoing additional shares have been issued.

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

      The website is designed to attract a youthful audience (ages 14-25), with a specific emphasis on college students. The Company believes that college students will be the ideal audience for the website because they generally:

            o     are among the highest spenders on music;

            o have the most powerful computers and wide-spread broadband access to the Internet;

            o     spend a significant amount of time on the Internet;

            o share the attitudes and values of, and identify strongly with, the independent artists featured on the website;

            o can be reached fairly easily and inexpensively by campus newspaper, radio and television stations and promotional tours by the website's featured artists; and

            o     will appreciate the value of free downloadable music.

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

      The Company expects to create a premier entertainment destination for the discovery of independent music by designing the website so that both artists and consumers will have access to the information they desire, in an interface that is easy, intuitive, uncluttered and attractive. The Company intends to continue to develop the website further (with video presentations, live performances, games, etc.) and introduce new products and services, as appropriate, to meet the needs of artists and consumers. The Company has previously sponsored concerts in New York, San Francisco and Los Angeles for several emerging groups, and intends to continue such promotions. Obtaining rights to offer free MP3 downloads from established artists for limited periods is also under discussion, to attract visitors to the website in the continuing school year.

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

      In the near term, the Company will focus on the following key elements in the development of the Tropia website (although there can be no assurance as to the likelihood or the timing of these elements):

            o     Continue to develop and increase music content

            o     Use the latest compression formats

            o Use e-commerce to generate revenues from sales of CD's and merchandise

            o     Provide additional functionality

            o     Target market the college student market

            o     Introduce Tropia college TV website

            o     Become a service based community

            o     Establish user accounts

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

                                              Three Months Ended September 30,
                                              1999      %        1998       %
                                                  (Amounts in thousands)
                                                  ----------------------

      Continuing Operations:
      Revenues                                $   0       -      $   0      --
      Operating costs end expenses:
      Selling, general and administrative       374       -          0      --
                                              -----    ----      -----    ----
      Total operating costs and expenses        374       -          0      --
                                              -----    ----      -----    ----
      Operating loss                          $(374)      -      $   0      --
                                              =====    ====      =====    ====

                                               Six Months Ended September 30,
                                              1999      %        1998       %
                                                  (Amounts in thousands)
                                                  ----------------------

      Continuing Operations:
      Revenues                                $   0       -      $   0      --
      Operating costs end expenses:
      Selling, general and administrative       534       -          0      --
                                              -----    ----      -----    ----
      Total operating costs and expenses        534       -          0      --
                                              -----    ----      -----    ----
      Operating loss                          $(534)      -      $   0      --
                                              =====    ====      =====    ====

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the company had no revenues from continuing operations.

      OPERATING COSTS AND EXPENSES

      In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. For the three and six months ended September 30, 1999, operating costs and expenses were primarily composed of compensation to employees of approximately $103,000 and $136,000, respectively. This compensation consisted of management's contribution of services as well as the hiring of employees for the Tropia subsidiary to aid in the development of the business plan. Legal fees approximated $136,000 and $165,000, respectively, for the three and six months ended September 30, 1999. Accounting fees were approximately $28,000 and $80,000, respectively for the three and six months ended September 30, 1999. Outside services were approximately $30,000 and $47,000, respectively, for the three and six months ended September 30, 1999. These fees were incurred in connection with the

Company's transition resulting from the December 11, 1998 Change of Control Transaction. Lastly, as a result of the Tropia acquisition the Company recognized approximately $27,000 and $29,000, respectively in amortization of goodwill for the three and six months ended September 30, 1999.

      OPERATING LOSS

      The Company had no revenues and the Company's operating loss from continuing operations for the three and six months ended September 30, 1999 was $374,000 and $534,000, respectively, as shown above. This amount is primarily composed of compensation to employees and contribution of management's services, legal and accounting fees and the retention of independent contractors to assist in the development of the Company through its transition, resulting from the Change of Control on December 11, 1998.

      OTHER INCOME AND EXPENSE

      During the three and six months ended September 30, 1999, the Company recognized other income of approximately $8,000 and $18,000, respectively, which was primarily composed of interest income of approximately $8,000 and $17,000, respectively. Interest income was directly related to the $1,007,000 invested in the Company resulting from the December 11, 1998 Change of Control Transaction (see Note 1 to the Condensed Consolidated Financial Statements contained in "Part I-Financial Information").

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999 the Company has working capital of $494,000 as compared to working capital of $864,000 as of March 31,1999. The decline in working capital is primarily due to the decrease in cash and cash equivalents from $1,007,000 at March 31, 1999 to $645,000 at September 30, 1999. This
decrease in cash is primarily due to the payment of operating costs and expenses during the six months ended September 30, 1999. The Company currently is financing its daily operations primarily through the application of the proceeds of the investments in the Company in connection with the December 11, 1998 Change of Control Transaction, as well as the proceeds from the exercise of stock options. The Company has been providing capital to Tropia pursuant to their June 23, 1999 agreement. Additional capital of approximately $800,000 will be provided to Tropia during the twelve months after such agreement.

      Net cash used by continuing operations for operating activities was approximately $339,000 for the six months ended September 30, 1999. This use consisted primarily of payments for legal and accounting fees as well as compensation to employees.

      Net cash used by continuing operations for investing activities was approximately $27,000 for the six months ended September 30, 1999. In May 1999 the Company was reimbursed $23,000 in funding as a result of the termination of its agreement with Minutemeals.com, Inc. (see Note 2 to the Condensed Consolidated Financial Statements contained in "Part I - Financial Information"). In addition, capital expenditures totaled approximately $50,000 for the six months ended September 30, 1999. The Company purchased equipment in order to set up the New York office and continue its funding to Tropia pursuant to their acquisition agreement.

      During the six months ended September 30, 1999, certain options were exercised for an aggregate exercise price of $12,000.

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

      YEAR 2000 COMPLIANCE ASSESSMENT PLANS.

      The Company has undertaken a two-pronged approach to analyzing the impact of the Year 2000 problem. First, the Company completed an informal assessment of its primary internal systems and, based on such assessment and its knowledge of the specific software and systems, the Company currently believes that its systems are Year 2000 compliant in all material respects. The Company has not incurred material costs to date in this informal phase of the assessment process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

      Second, the Company has performed a formal assessment of both its internal systems and the vendor-supplied items and services it employs to determine how the Year 2000 problem will affect all aspects of operations. The formal process involved assessment of the following:

            o hardware systems, including servers and systems used for data storage;

            o software systems, including applications, development tools and proprietary code;

            o     infrastructure systems, including routers, hubs and networks;

            o     the systems of our business partners

      The Company conducted its formal assessment of Year 2000 readiness by gathering information on each aspect of the systems, reviewing each component or application for date usage, and examining date representations. With respect to vendor-supplied items and services, the Company conducted an extensive review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting its vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources.

      RESULTS OF COMPLIANCE EFFORTS TO DATE

      Based on the Company's assessments, the Company currently believes that its internal systems are Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although the Company does not anticipate problems, vendor-supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime. One software package, which is used internally and unrelated to website operations, has been found to be non-compliant, and is in the process of being replaced. The Company expects this process to be completed upon the close of the third fiscal quarter.

      COSTS OF YEAR 2000 COMPLIANCE ARE NOT EXPECTED TO BE SIGNIFICANT.

      Based upon the Company's assessments, the Company is not aware of any material operational issues or significant costs associated with preparing its internal systems for the Year 2000, and although the Company has not incurred material costs to date with respect to the Year 2000 readiness of these internal systems, the occurrence of any of the following events could materially and adversely affect the Company's business, results of operations and financial condition:

            o errors and defects that are detected after the formal assessment process was completed:

            o third-party equipment, software or content fails to operate properly with regard to the year 2000;

            o third-party providers of Web resources expend significant resources to correct their current systems for Year 2000 compliance, resulting in increased costs for their services.

RISK FACTORS.

      Please see "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition" of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

PART II.  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

         On July 26, 1999 the Company's Board of Directors approved an agreement whereby the Company, in exchange for $1,250,000, will issue to Lawrence M. Powers (a) 1,000,000 shares of Common Stock, and (b) an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. This transaction is described above in further detail in Note 9 to the Condensed Consolidated Financial Statements contained in "Part I - Financial Information."

         In addition, the Company granted 3,500 shares of its common stock to two employees and a consultant during the month of September 1999. These shares were granted in consideration of services to the Company. These shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the common stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 5.     OTHER INFORMATION

         In September, 1999, the members of the Board of Directors of the Company, Lawrence M. Powers and Robert Ingenito, intended to appoint and announced the appointment of, Barclay Powers, the Co-President of Tropia and a major stockholder of the Company, and Jonathan Blank, the Co-President and Chief Executive Officer of the Tropia, as additional directors. However, the Board subsequently determined not to complete such appointment and did not formally adopt the required resolutions. This determination was based in part on the appointees' reluctance to join the Board at that time due to their other responsibilities. It was also based on the Board's decision that a Board with four members would not be in the best interest of the Company at this point because of the potential to deadlock (two to two) or delay votes on important matters of corporate policy. The Board ultimately concluded that it is presently advisable to reserve Board seats beyond the three directors it has nominated and intends to submit to the Company's stockholders for their approval at the next annual meeting of stockholders (which is anticipated to occur in December, 1999). The reserved seats could be used to attract other major financial participants in the Company.

         As discussed in Note 9 to the Condensed Consolidated Financial Statements contained in "Part I- Financial Information," although the $1,250,000 private-placement to Lawrence M. Powers that is described therein is subject to the approval of the Company's stockholders at the next annual meeting, pursuant to an agreement dated October 5, 1999, Mr. Powers agreed to lend $1,250,000 to the Company pending the annual meeting. A copy of the agreement is attached hereto as Exhibit 10.2.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.          Exhibits

                  Number      Title

                  10.1 Stock Purchase Agreement between the Company and Lawrence M. Powers dated July 26, 1999.

                  10.2        Letter agreement between the Company and Lawrence
                              M. Powers dated October 5, 1999.

                  27          Financial Data Schedule

B.          Reports on Form 8-K

                  On July 1, 1999, the Company filed a Current Report on Form
            8-K announcing, at "Item 2 Acquisition or Disposition of Assets" the Company's acquisition of Tropia, Inc.

                  On September 7,1999, the Company filed a Current Report on
            Form 8-K announcing, at "Item 4 Changes in the Company's Certifying Accountants" the change of the Company's certifying accountants to Edward Isaacs & Company LLP.

                  On September 7, 1999, the Company filed a timely Amendment to
            Current Report on Form 8-K containing, at "Item 7 -Financial Statements, Pro Forma Financial Information," financial statements and pro forma financial information regarding Tropia, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 5, 1999

                                     SPECTRUM INFORMATION TECHNOLOGIES, INC.


                                     By /s/ Lawrence M. Powers
                                        --------------------------
                                        Lawrence M. Powers
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors