Form 10-Q
period 1999-12-31
SITI-SITES COM INC
filed 2000-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                         Commission File Number 0-15596

                              SITI-SITES.COM, INC.
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

YES |X| NO |_|

As of February 8, 2000, the registrant had outstanding 9,705,678 shares of its Common Stock, par value $.001 per share.

                       SITI-SITES.COM, INC. AND SUBSIDIARY
                                    FORM 10-Q
                                DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets                                        1

        Consolidated Statements of Loss and Comprehensive Loss             3

        Consolidated Statements of Cash Flows                              4

        Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          9

PART II. OTHER INFORMATION                                                16

Item 2. Changes in Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Siti-Sites.com, Inc. and Subsidiary

Consolidated Balance Sheets
(Amounts in thousands)

                                                                                December 31, 1999
                                                                                      (Unaudited)    March 31, 1999
-------------------------------------------------------------------------------------------------------------------
 Assets
 Current assets:
   Cash and cash equivalents                                                             $  1,582          $  1,007
   Other receivables                                                                           12
   Other assets                                                                                38
                                                                                         --------          --------
                   Total current assets                                                     1,632             1,007
                                                                                         --------          --------

   Property and Equipment, net of accumulated depreciation                                     63                --
   Investment in Minutemeals.com                                                               --                23
   Investment in Volatile Media, Inc.                                                         500                --

 Intangibles:
      Goodwill                                                                                159                --
       Less:  Accumulated amortization                                                        (49)               --
                                                                                         --------          --------
 Intangibles, net                                                                             110                --
                                                                                         --------          --------

                   Total assets                                                          $  2,305          $  1,030
                                                                                         ========          ========

Current Liabilities
  Accounts payable and other accrued liabilities                                         $     63          $      6
  Accrued audit and tax                                                                        55                18
  Accrued legal fees                                                                          194                51
  Net liabilities of discontinued operations                                                   --                68
                                                                                         --------          --------
                  Total current liabilities                                                   308               143
                                                                                         --------          --------

                  Total liabilities                                                           308               143
                                                                                         --------          --------

Commitments                                                                                    --                --

Stockholders' Equity:
Preferred shares, $.001 par value, 5,000 shares authorized and
none issued and outstanding, respectively                                                      --                --
Common stock, $.001 par value, 10,000 shares authorized
and 9,546 and 7,904 issued and outstanding, respectively                                       10                 8
Paid-in capital                                                                            75,781            73,752
Accumulated deficit                                                                       (73,487)          (72,562)
                                                                                         --------          --------
                                                                                           2,3049             1,198
 Treasury stock, 62 shares at cost                                                           (311)             (311)
                                                                                         --------          --------
                  Total stockholders' equity                                                1,993               887
                                                                                         --------          --------

Total liabilities and stockholders' equity                                               $  2,305          $  1,030
                                                                                         ========          ========

See accompanying notes to consolidated financial statements.

Siti-Sites.com, Inc. and Subsidiary

Consolidated Statements of Loss and Comprehensive Loss
(Amounts in thousands, except per share amounts)
(Unaudited)                                         Three months ended     Nine months ended
                                                        December 31,         December 31,
                                                     1999        1998       1999       1998
------------------------------------------------    -------    -------    -------    -------
Revenues                                            $    --    $    --    $    --    $    --
                                                    -------    -------    -------    -------

Operating costs and expenses:
  Selling, general and administrative                   487         --      1,021         --
                                                    -------    -------    -------    -------
           Total operating costs and expenses           487         --      1,021         --
                                                    -------    -------    -------    -------

Operating loss                                         (487)        --     (1,021)        --
                                                    -------    -------    -------    -------

Other income, net                                        12         --         30         --
                                                    -------    -------    -------    -------

Loss from continuing operations                        (475)        --       (991)        --

Income (loss) from discontinued operations                6     (1,060)        66     (1,259)
                                                    -------    -------    -------    -------

Net loss                                               (469)    (1,060)      (925)    (1,259)

Other comprehensive loss, net of tax                     --         --         --         --
                                                    -------    -------    -------    -------
Comprehensive loss                                  $  (469)   $(1,060)   $  (925)   $(1,259)
                                                    =======    =======    =======    =======

Basic and diluted income (loss) per common share:
   Loss  from continuing operations                 $ (.056)   $    --    $ (.120)   $    --
   Income (loss) from discontinued operations          .001      (.503)      .008      (.654)
                                                    -------    -------    -------    -------
Net income (loss)  per common share                 $ (.055)   $ (.503)   $ (.112)   $ (.654)
                                                    =======    =======    =======    =======

Weighted average number of Common Shares used in
basic and diluted calculation                         8,486      2,104      8,256      1,926
                                                    =======    =======    =======    =======

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Siti-Sites.com, Inc. and Subsidiary

Consolidated Statements of Cash Flows
(Amounts in thousands)

Nine months ended December 31,                                  1999         1998
------------------------------------------------------------------------------------
                                                            (Unaudited)  (Unaudited)
Cash flow from operating activities:
  Net Income (loss)                                          $  (925)     $(1,259)
  Adjustments to reconcile net loss to net cash used by
   Operating activities:
    Contribution of services by management                        88           --
    Contribution of rent by management                            25           --
    Compensation via stock                                         2           --
    Depreciation and amortization                                 53           --
    (Increase) decrease in:
      Receivables                                                (12)          --
      Prepaid expenses and other assets                          (38)          --
    Increase (decrease) in:
      Accounts payable                                            52           --
      Accrued expenses                                           180           --
      Net liabilities of discontinued operations                 (68)       1,259
------------------------------------------------------------------------------------
        Net cash used by continuing operations                  (643)          --
        Net cash used by discontinued operations                  --       (1,845)
------------------------------------------------------------------------------------
        Net cash used by operating activities                   (643)      (1,845)
------------------------------------------------------------------------------------
Cash flows from investing activities:
  Investment in Volatile Media, Inc.                            (500)          --
  Recovery of investment in Minutemeals.com                       23           --
  Capital expenditures                                           (67)         (74)
------------------------------------------------------------------------------------
        Net cash used by continuing operations                  (544)          --
        Net cash used by discontinued operations                  --          452
------------------------------------------------------------------------------------
        Net cash provided by investing activities               (544)         378
------------------------------------------------------------------------------------
Cash flow from financing activities:
  Proceeds from the issuance of stock                          1,750           --
  Proceeds from the exercise of stock options                     12           --
------------------------------------------------------------------------------------
        Net cash provided by continued operations              1,762           --
        Net cash provided by discontinued operations              --          927
------------------------------------------------------------------------------------
        Net cash provided by financing activities              1,762          927
------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                        575         (540)
Cash and cash equivalents, beginning of year                   1,007        1,600
------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period               $ 1,582      $ 1,060
                                                           ===========  ============


See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

      Siti-Sites.com, Inc., formerly known as Spectrum Information Technologies, Inc., and its subsidiary Tropia, Inc., a Delaware corporation ("Tropia") (referred to collectively as "SITI" or the "Company") comprise an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites relate primarily to the music industry. The Company intends to develop websites targeted to the interests of specific demographic groups by entering into joint ventures and strategic partnerships. As part of this strategy, on June 23, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.tropia.com. (See Note 7.) The Company also recently completed the acquisition of three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business). (See Note 10.) In addition, the Company recently completed a minority investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. The Company has entered into a sharing arrangement with EZCD.com pursuant to which they will share music content and technology. (See Notes 9 and 10.) SITI currently employs a total of 14 employees and consultants, as compared to 2 employees in January, 1999. As a result of recent incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to 9,705,678 shares as of February 8, 2000.

      Siti-Sites.com, Inc. was incorporated in Delaware in 1984. As a result of a change of control of the Company on December 11, 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. Consequently, the prior business operations of the Company were discontinued. The Company changed its corporate name to Siti-Sites.com, Inc. after its Annual Meeting of Stockholders on December 14, 1999, but has retained its stock symbol "SITI ." (See "Part II. Other Information - Item 4. Submission of Matters to a Vote of Security Holders.")

      As a result of the change of control, subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company by January 1999. Subsequently, in December, 1999, Lawrence M. Powers, the Chairman/CEO and a major stockholder of the Company, through Powers & Co (a sole proprietorship owned by Mr. Powers), Robert Ingenito, the Vice-Chairman and President of SITI, and John DiNozzi, a business partner of Mr. Ingenito invested an additional $1,750,000 in the company. (See Note 9.)

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiary, Tropia. All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and, accordingly, do not include all of the disclosures normally made in the Company's annual consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's change in control, discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern, notwithstanding the investment of approximately $2,750,000 since December 1998, will remain dependent on its ability to raise additional capital.

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

                                                    December 31,    March 31,
                 For the periods ended,                 1999          1999
                                                    ---------------------------
                                                      (Amounts in thousands)
                                                      ----------------------
                 Refunds receivable                 $       -       $    12
                 Prepaid expenses                           -             8
                 Accounts payable                           -            (3)
                 Accrued expenses                           -           (85)
                                                    ---------------------------
                                 Total              $       -       $   (68)
                                                    ===========================

      Operating results from discontinued operations are as follows:

                 For the three months ended,
                 December 31,                               1999       1998
                                                            ----       ----
                                                        (Amounts in thousands)
                                                        ----------------------
                 Revenues                              $       -    $      209
                                                       -------------------------

                 Operating costs and expenses:
                   Selling, general and
                     administrative expenses                   -         1,668
                                                       -------------------------
                         Total operating
                           costs and expenses                  -         1,668
                                                       -------------------------
                 Operating Income (Loss)                       -        (1,459)
                                                       -------------------------
                 Other income and (expenses)                   6           399
                                                       -------------------------
                 Income (loss) from discontinued
                   operations                          $       6    $   (1,060)
                                                       =========================

                 For the nine months ended,
                 December 31,                             1999          1998
                                                          ----          ----
                                                         (Amounts in thousands)
                                                        ----------------------
                 Revenues                              $       -     $    2,324
                                                       -------------------------

                 Operating costs and expenses:
                     Selling, general and
                 administrative expenses                       8          4,054
                                                       -------------------------
                         Total operating
                           costs and expenses                  8          4,054
                                                       -------------------------
                 Operating Income (Loss)                      (8)        (1,730)
                                                       -------------------------
                 Other income and (expenses)                  74            471
                                                       -------------------------
                 Income from discontinued operations   $      66     $   (1,259)
                                                       =========================

      Sales of product from discontinued operations were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the nine months ended December 31, 1998, two licensing agreements were renegotiated to provide for lump sum final payments versus ongoing royalties. As these renegotiated agreements did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements.

      As part of new management's strategy, the Company sold its Wireless Data and Cellular Connectivity Technology patents on September 27, 1999 to a partnership composed primarily of a former employee and counsel to the Company. Pursuant to the agreement, the Company received $10,000 and a waiver of commissions due to such former employee upon the collection of past due royalties from a former SITI licensee, and agreed to remit $3,500 to such former employee personally upon collection. The Company received approximately $28,000 in royalties in October 1999 from the licensee. In December 1999, such former employee further negotiated for other royalties due the Company of approximately $8,000 for a fee of approximately $2,000, anticipated to be collected shortly.

      In March 1999 the Company entered into an Investment and Business Development Agreement with the creators of a food/lifestyle website, "minutemeals.com." The Company contributed $105,000 to Minutemeals.com, Inc., which owned the website, for a minority interest in that corporation and an option to evaluate the project in the future. In May 1999 the parties agreed that it would be in their best interests to cease their arrangement due to creative differences as to the development path for the website and other underlying business reasons. The Company announced in May 1999 that the Investment and Business Development Agreement had been terminated. The Company then transferred its stock of Minutemeals.com, Inc. back to that corporation in satisfaction of all of its obligations and was refunded $23,000. As a result in March 1999, the Company recorded an additional charge to income and a write-off of the investment of $82,000.

NOTE 3 - PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

      Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of three to seven years.

      As a result of the June 23, 1999 acquisition agreement with Tropia as described in Note 7, the Company recognized goodwill of approximately $312,000 and is amortizing this amount over a three-year period. As of December 1, 1999 the Company determined shares held in escrow pursuant to such acquisition agreement will not be issued, due to the resignation of key Tropia employees (who have been replaced by other employees) and recorded an adjustment to the purchase price. (See Note 7.) This was effected by reducing its common stock outstanding by the number of reserved shares, approximately 158,333 and reducing the original investment by approximately $153,000. (See Note 7)

NOTE 4 - INCOME (LOSS) PER COMMON SHARE

      Income (loss) per share for the three months ended December 31, 1999 and 1998 was calculated as follows:

                                            Three Months Ended December 31,
                                              1999                 1998
                                       -----------------------------------------
                                         Basic    Diluted     Basic      Diluted
                                           (Amounts in thousands, except
                                                  per share amounts)
                                       -----------------------------------------

Net Loss                               $  (469)   $  (469)   $(1,060)   $(1,060)
                                       ==================    ===================

Weighted average number of
common shares outstanding
during the year                          8,486      8,486      2,104      2,104
Common share equivalents                    --         --         --         --
                                       ------------------    -------------------
Weighted average number of
common shares and common share
equivalents used in
calculation of earnings per
common share                             8,486      8,486      2,104      2,104
                                       ==================    ===================

Earnings per common share              $ (.055)   $ (.055)   $ (0.50)   $ (0.50)
                                       ==================    ===================

      Income (loss) per share for the nine months ended December 31, 1999 and 1998 was calculated as follows:

                                           Nine Months Ended December 31,
                                              1999                 1998
                                       -----------------------------------------
                                         Basic    Diluted     Basic      Diluted
                                           (Amounts in thousands, except
                                                  per share amounts)
                                       -----------------------------------------

Net Loss                               $  (925)   $  (925)   $(1,259)   $ (1259)
                                       ==================    ===================

Weighted average number of
common shares outstanding
during the year                          8,256      8,256      1,926      1,926
Common share equivalents                    --         --         --         --
                                       ------------------    -------------------
Weighted average number of
common shares and common share
equivalents used in
calculation of earnings per
common share                             8,256      8,256      1,926      1,926
                                       ==================    ===================

Earnings per common share              $ (.112)   $ (.112)   $ (0.65)   $ (0.65)
                                       ==================    ===================

      Common stock equivalents were not included in the computation of weighted average shares outstanding for the quarter and nine months ended December 31, 1999 and 1998, respectively, because such inclusion would be anti-dilutive.

NOTE 5 - STATEMENTS OF CASH FLOWS

                                                            Nine months ended
                                                                December 31,
                                                          ----------------------
                                                          1999             1998
                                                          ----------------------
                                                          (Amounts in thousands)
Supplemental disclosures of cash flow
information:
  Cash paid during the year for interest                  $ --            $ --
  Cash paid during the year for income taxes              $ --            $  1

Non-cash transactions:
  Contribution of salaries by management                  $ 88            $ --
  Contribution of rent by management                      $ 25            $ --
  Stock issued to prior management and staff              $ --            $591
  Stock options for prior board of directors and
    consultants                                           $ --            $ 33
  Compensation via stock                                  $  2            $ --
  Acquisition of Tropia, Inc.                             $159            $ --

      Senior management of Siti-Sites.com, Inc. has been working without salary and may continue to do so for an undetermined period of time. The Company has recorded an administrative expense and a capital contribution of approximately $88,000 for the nine months ended December 31, 1999 to account for the value of these services provided by such senior management.

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

NOTE 7 - ACQUISITION - TROPIA

      In pursuit of its new strategy, on June 23, 1999, the Company acquired Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Pursuant to the acquisition agreement, the Company initially provided $100,000 of capital to Tropia and agreed to provide approximately $800,000 of additional capital during the 12 months following the acquisition. To date, the Company has contributed approximately $400,000 to Tropia operations. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of SITI, with and into Tropia.

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

      The acquisition was accounted for as a purchase for financial statement purposes and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), half of which were delivered at closing, and half of which were in escrow to be delivered one year after the closing, if certain performance goals were achieved, to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director.

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $306,786 was allocated to the assets and liabilities of Tropia, based upon their fair market values as follows:

                 Computer software               $    748
                 Accrued expenses                  (6,075)
                                                 --------
                 Net liabilities acquired          (5,327)
                 Goodwill                         312,113
                                                 --------
                      Aggregate Purchase Price   $306,786
                                                 ========

      In October, 1999, the Company had authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), as well as the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank. But early in November 1999, Arjun Nayyar and Ari Blank, the developers of the website, announced, that they were resigning to pursue other interests, and Jonathan Blank also left the Company at such time, requiring a cutback in Tropia's expansion and capital consumption. As a result, as of December 1, 1999, the Company reduced its purchase price and goodwill by approximately $153,000, representing the dollar value of the acquisition shares held in escrow which would have been delivered if they had continued their services for one year after closing. In connection with their described resignation, such three individuals were informed that, since they determined not to be present to continue with Tropia's development and operations, none of the foregoing acquisition, or subsequent, shares would be delivered to them. Their rights to such shares are now in dispute in connection with claims relating to the Tropia acquisition agreement and their collective activities since their resignations, which include their alleged improper use of the Company's intellectual and other property.

NOTE 8 - LICENSING AGREEMENTS

      On September 29, 1999 the Company entered into an agreement with Jad Records ("Jad") authorizing the Company's use and free digital distribution for a two-year period of a certain recording performed by Bob Marley. The Company remitted $25,000 to Jad for such rights. These costs will be amortized over the life of the contract.

      In addition, on September 29, 1999, the Company entered into an agreement with Ezone Corporation ("Ezone") for the license of certain electronic games and media ("Games") to the Company for a two-year period. Pursuant to the license agreement, the Company paid Ezone $5,000 and granted Ezone an option to purchase 5,000 shares of the Company's Common Stock at a strike price of $1.125 per share upon the delivery of the Games to the Company. The Company recorded options expense pursuant to SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation."

NOTE 9 - OTHER INFORMATION

      On August 30, 1999, the Company entered into a three-year lease for new office space at 594 Broadway, Suite 1001, New York, New York 10012. The Company moved its principal executive offices to this location in September, 1999. The Company's payment obligations under this lease were guaranteed by Chairman/CEO, Lawrence M. Powers. In addition, the terms of the lease include one month of free rent and an escalation of rental payments over the three-year period. The Company has recorded a deferred rent charge of approximately $6,000. This charge will be amortized over the life of the lease.

      At SITI's Annual Meeting of Stockholders on December 14, 1999, the stockholders of SITI approved SITI's second round of financing with Lawrence M. Powers, the Chairman/CEO and a major stockholder of SITI, with SITI receiving $1,250,000 in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. If and when the option is fully exercised, SITI would receive an additional $1,250,000. Mr. Powers had previously loaned $1,250,000 to SITI in anticipation of receipt of stockholder approval. Under the loan agreement, upon receipt of the approval of SITI's stockholders, the principal amount of the loan was applied to the purchase price of the common stock and option, SITI retained all interest earned on the principal, and SITI's obligation to repay the loan was deemed to be satisfied. None of the shares or the option will initially be registered with the Securities and Exchange Commission for future sale, and will be taken for investment by Mr. Powers. The financing was accomplished through Powers & Co., a sole proprietorship owned by Mr. Powers.

      At SITI's Annual Meeting of Stockholders on December 14, 1999, the stockholders of SITI also (a) elected SITI's board of directors, (b) approved SITI's Amended and Restated Certificate of Incorporation changing, among other things, SITI's corporate name to Siti- Sites.com, Inc., (c) approved the adoption of an employee/director stock option plan, and (d) ratified the appointment of SITI's independent public accountants. SITI's Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on December 15, 1999. (See "Part II. Other Information -
Item 4. Submission of Matters to a Vote of Security Holders.")

      In addition, on December 23, 1999, Lawrence M. Powers, through Powers & Co., Robert Ingenito, the Vice-Chairman and President of SITI, and John DiNozzi, a business partner of Mr. Ingenito, purchased additional equity of SITI for an aggregate of $500,000 (with Mr. Powers investing $250,000 and Messrs. Ingenito and DiNozzi each investing $125,000). They purchased an aggregate of 400,000 additional shares of SITI common stock and options to purchase an aggregate of 200,000 additional shares of SITI common stock at $2.50 per share, exercisable for five years. Mr. Powers has made a gift of one-half of the shares of SITI common stock and the options he acquired in each of the transactions described above in this Note 9 to his son, Barclay Powers, a Director of SITI.

      Also on December 21, 1999, Mr. Powers, through Powers & Co., purchased from Maurice Schonfeld, a former Director of SITI, 166,666 shares of SITI common stock, and an option to purchase 100,000 additional shares of common stock at $0.15 per share, exercisable until December 11, 2003, for an aggregate purchase price of $33,333, the price paid by Mr. Schonfeld. At that time, Mr. Schonfeld sold his remaining shares of SITI common stock and his remaining options to Mr. DiNozzi and to another individual at the price paid by Mr. Schonfeld for such common stock and options.

      Thereafter, on December 23, 1999, SITI agreed to invest $500,000 in Volatile Media, Inc., which does business as EZCD.com (www.ezcd.com) subject to negotiation and execution of final documents and made a $500,000 bridge loan to Volatile Media, Inc. pending the completion of such documents. Such documents were completed on February 8, 2000 and the amounts due to the Company under the Bridge Note were applied to its investment in Volatile Media, Inc. As a result, on such date SITI acquired convertible preferred stock and five-year warrants (exercisable at substantially higher prices) totaling approximately 4% of Volatile Media, Inc.'s common stock equity, after conversion and exercise, and the bridge loan was deemed paid.

      EZCD.com, which targets the same college and youth markets as SITI's websites, combines varied content with services which are useful to artists and labels. These include an e-commerce and royalty reporting system, automated publishing software to disseminate tour-dates and other artist generated news, and e-mail and communication tools. EZCD.com's services to consumers and fans include personalized music selections and one-click registration for newsletters and fan clubs, EZCD.com has also developed several non-music marketing partners, who offer custom CD's as part of their consumer product promotions.

      On December 23, 1999, SITI also entered into a Content and Technology Sharing Agreement with Volatile Media, Inc., under which the music content of EZCD.com (consisting of approximately 20,000 artists currently), and the software and related technology for all of its services, will be made available on a private-label basis to all of the SITI websites. This Sharing Agreement further provides for linkage between Volatile Media's and SITI's e-commerce websites (presently www.tropia.com, www.hungrybands.com, www.newmediamusic.com and www.newyorkexpo.com) for shared promotion and commerce. Pursuant to this agreement, certain senior executives of SITI will join Volatile Media, Inc.'s advisory panel.

      SITI's business is seeking to grow within the music industry, with an emphasis on increased music content, and fan and artist data aggregation, to be followed by extensive data-based marketing to its artists and fan constituencies. SITI currently employs a total of 14 employees and consultants, as compared to 2 employees in January, 1999.

NOTE 10 - SUBSEQUENT EVENTS

      On January 3, 2000, SITI. acquired all of the assets and certain liabilities relating to three music-related websites (i) HungryBands.com (www.hungrybands.com), an e-commerce website and business promoting and selling music by independent artists, (ii) NewMediaMusic.com (www.newmediamusic.com), an e-news/magazine business devoted to new Internet music, news releases by artists and record labels, interviews and other information useful to fans and artists, and (iii) NewYorkExpo.com (www.newyorkexpo.com), a music and Internet conference business. The acquired assets consisted primarily of intangible assets.

      HungryBands.com was acquired for 150,000 shares of SITI common stock, payable in three installments through June, 2000 to its founder and owner Ted Mazola, as certain operating goals are achieved. HungryBands.com had approximately 1,600 bands signed-up or linked into its website, and is in the process of adding 1,000 new bands.

      SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which is wholly-owned by Mr. Zuckerman, for a total of 60,000 shares of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing an upcoming March, 2000 Expo (in which he was granted a 75% interest). Messrs. Mazola and Zuckerman recently joined SITI as Vice-President/Technology and Vice-President/NewMedia Development, respectively.

      In addition, as discussed in Note 9, SITI agreed to invest $500,000 in Volatile Media, Inc., a custom CD music compilation company which does business as EZCD.com (www.ezcd.com), subject to negotiation and execution of final documents, and made a $500,000 bridge loan to Volatile Media, Inc. pending the completion of such documents. Such documents were completed on February 8, 2000 and the amounts due to the Company under the Bridge Note were applied to its investment in Volatile Media, Inc. As a result, on such date SITI acquired convertible preferred stock and five-year warrants (exercisable at substantially higher prices) totaling approximately 4% of Volatile Media, Inc.'s common stock equity, after conversion and exercise.

      Further, in February, 2000, SITI issued an aggregate of 159,500 additional shares of its common stock to certain of its employees in consideration of their services to SITI, raising its issued and outstanding shares to 9,705,678 shares as of February 8, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to business objectives and strategy of Siti-Sites.com, Inc., formerly known as Spectrum Information Technologies, Inc., and its subsidiary, Tropia, Inc., a Delaware corporation ("Tropia" and, together with Siti-Sites.com, Inc., "SITI" or the "Company"). Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, the beliefs of the Company's management and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those risk factors set forth in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, other Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

      OVERVIEW

      Siti-Sites.com, Inc., formerly known as Spectrum Information Technologies, Inc., and its subsidiary, Tropia, comprise an Internet media company which is seeking to establish websites for the marketing of products and services. Siti-Sites.com, Inc. was incorporated in Delaware in 1984. As a result of a change of control of the Company on December 11, 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. Consequently, the prior business operations of the Company were discontinued. The Company intends to develop websites targeted to the interests of specific demographic groups by entering into joint ventures and strategic partnerships. The Company's current websites relate primarily to the music industry. The Company changed its corporate name to Siti-Sites.com, Inc. after its Annual Meeting of Stockholders on December 14, 1999, but has retained its stock symbol "SITI." (See "Part II. Other Information - Item 4. Submission of Matters to a Vote of Security Holders.")

      As a result of the change of control, subsequent equity investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company by January 1999. Subsequently, in December, 1999, Lawrence M. Powers, the Chairman/CEO and a major stockholder of the Company,through Powers & Co. (a sole proprietorship owned by Mr. Powers), Robert Ingenito, the Vice-Chairman and President of SITI, and John DiNozzi, a business partner of Mr. Ingenito invested an additional $1,750,000 in the Company. (See "Part II - Other Information -
Item 2. Changes in Securities".)

      In pursuit of its strategy, on June 23, 1999, the Company acquired Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.tropia.com. Tropia is geared towards the college market. The Tropia website, which went online in May 1999, uses the Internet and data compression technologies, such as the MP3 (MPEG1, Layer 3) format, to create a compelling experience for consumers to conveniently access an expanding music catalogue, and a valuable distribution and promotional platform for music artists. The website showcases the music of independent artists and artists signed by independent record labels. Consumers are able to search the website by artist, by song title and by genre, and can sample and download complete songs, free of charge, in MP3 format. The website also embodies a 24-hour RealAudio radio station with multiple free radio streams, classified by genre, to enable consumers to sample music. CDs and other merchandise (such as posters, t-shirts, hats and stickers) of featured artists are also being offered through the website. Prior to going online, the operations of Tropia consisted largely of developing the website and the infrastructure necessary to attract artists and download music on the Internet.

      Tropia, which is now a wholly-owned subsidiary of the Company, was acquired for an aggregate of 316,666 shares of the Company's common stock, half of which were delivered at closing, and half of which were in escrow to be delivered after one year to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director, if certain performance goals were achieved. Early in November 1999, Arjun Nayyar and Ari Blank, the developers of the website, announced they were resigning to pursue other interests, and Jonathan Blank also left the Company at such time, requiring a cutback in Tropia's expansion and capital consumption. In connection with their described resignation, such three individuals were informed that, since they determined not to be present to continue with Tropia's development and operations, none of the foregoing acquisition, or subsequent, shares would be delivered to them. Their rights to such shares are now in dispute in connection with claims relating to the Tropia acquisition agreement and their collective activities since their resignations, which include their alleged improper use of the Company's intellectual and other property. (See "Item 5. Other Information.")

      At that time these individuals left the Company, the Board decided to explore strategic alternatives for Tropia to enhance stockholder value, including potential strategic partners, or the sale or other disposition of Tropia or the Tropia website, or the licensing of Tropia's software. Robert Ingenito, the current Vice-Chairman and President of the Company, who has extensive experience managing Information Technology, both in its development and its marketing, was put in charge of all further operations, and the reduced personnel, at Tropia. Ultimately, the Board determined that it was in the best interests of the Company and its stockholders to continue to develop Tropia, has hired new employees and consultants to help do so and has engaged in various transactions to continue the growth of the Company's overall Internet music business.

      Thereafter, on December 23, 1999, the Company agreed to invest $500,000 in Volatile Media, Inc., which does business as EZCD.com (www.ezcd.com), subject to negotiation and execution of final documents, and made a $500,000 bridge loan to Volatile Media, Inc. pending the completion of such documents. Such documents were completed and executed on February 8, 2000 and the amounts due to the Company under the Bridge Note were applied to its investment in Volatile Media, Inc. As a result, on such date SITI acquired convertible preferred stock and five-year warrants (exercisable at substantially higher prices) totaling approximately 4% of Volatile Media, Inc.'s common stock equity, after conversion and exercise, and the bridge loan was deemed paid.

      EZCD.com, which targets the same college and youth markets as SITI's websites, combines varied content with services which are useful to artists and labels. These include an e-commerce and royalty reporting system, automated publishing software to disseminate tour-dates and other artist generated news, and e-mail and communication tools. EZCD.com's services to consumers and fans include personalized music selections and one-click registration for newsletters and fan clubs. EZCD.com has also developed several non-music marketing partners, who offer custom CD's as part of their consumer product promotions

      On December 23, 1999, SITI also entered into a Content and Technology Sharing Agreement with Volatile Media, Inc., under which the music content of EZCD.com (consisting of approximately 20,000 artists), and the software and related technology for all of its services, will be made available on a private-label basis to all of the SITI's websites. This Sharing Agreement further provides for linkage between Volatile Media's and SITI's e-commerce websites (presently www.tropia.com, www.hungrybands.com, www.newmediamusic.com and www.newyorkexpo.com) for shared promotion and commerce. Pursuant to this Sharing Agreement, certain senior executives of SITI will join Volatile Media, Inc.'s advisory panel. (See Notes 9 and 10 to the Consolidated Financial Statements.)

      Thereafter, on January 3, 2000, SITI acquired all of the assets and certain liabilities relating to three music-related websites (i) HungryBands.com (www.hungrybands.com), an e-commerce website and business promoting and selling music by independent artists, (ii) NewMediaMusic.com (www.newmediamusic.com), an e-news/magazine business devoted to new Internet music, news releases by artists and record labels, interviews and other information useful to fans and artists, and (iii) NewYorkExpo.com (www.newyorkexpo.com), a music and Internet conference business. The acquired assets consisted primarily of intangible assets.

      HungryBands.com was acquired for 150,000 shares of SITI common stock, payable in three installments through June, 2000 to its founder and owner Ted Mazola, as certain operating goals are achieved. HungryBands.com has approximately 1,600 bands signed-up or linked into its website, and is in the process of adding 1,000 new bands.

      SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which is wholly-owned by Mr. Zuckerman, for a total of 60,000 shares of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing an upcoming March, 2000 Expo (in which he was granted a 75% interest). Messrs. Mazola and Zuckerman recently joined SITI as Vice-President/Technology and Vice-President/NewMedia Development, respectively.

      SITI's business is seeking to grow within the music industry, with an emphasis on increased music content, and fan and artist data aggregation, to be followed by extensive data-based marketing to its artists and fan constituencies. SITI currently employs a total of 14 employees and consultants as compared to 2 employees in January, 1999. As a result of recent incentive issuance to key employees and consultants, SITI's issued and outstanding shares have been increased to 9,705,678 shares as of February 8, 2000.

RESULTS OF OPERATIONS

      The following discussion relates to the Company's continuing operations since the change of control transaction on December 11, 1998. Any comparisons to the prior fiscal year would not be applicable, as all prior operations were discontinued during the third quarter of the prior fiscal year.

      The following table sets forth certain financial data for continuing operations for the periods indicated. As a result of the Company's December 11, 1998 change of control transaction, the Company discontinued its previous operations. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation with the period of December 12, 1998 through December 31, 1998 deemed discontinued.

                                              Three Months Ended December 31,
                                              1999       %      1998       %
                                                   (Amounts in thousands)
                                             --------------------------------

Continuing Operations:
Revenues                                     $   0       --     $   0      --
Operating costs end expenses:
Selling, general and administrative            487       --         0      --
                                             --------------     -------------
Total operating costs and expenses             487       --         0      --
                                             --------------     -------------
Operating loss                               $(487)      --     $   0      --
                                             ==============     =============

                                              Nine months Ended December 31,
                                              1999       %      1998       %
                                                   (Amounts in thousands)
                                             --------------------------------

Continuing Operations:
Revenues                                     $     0     --     $   0      --
Operating costs end expenses:
Selling, general and administrative            1,021     --         0      --
                                             --------------     -------------
Total operating costs and expenses             1,021     --         0      --
                                             --------------     -------------
Operating loss                               $(1,021)    --     $   0      --
                                             ==============     =============

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      In view of the Company's new Internet business strategy and the rapidly evolving nature of its business, the company had no revenues from continuing operations.

      OPERATING COSTS AND EXPENSES

      In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. For the three and nine months ended December 31, 1999, operating costs and expenses were primarily composed of other expenses of approximately $ 202,000 and $204,000, respectively. These fees were primarily associated with the December 14, 1999 Annual Meeting of Stockholders, the first such meeting since 1995. These costs included the copying and distribution of the proxy statement and certain mailings included with the proxy statement. Legal fees approximated $51,000 and $216,000, respectively, for the three and nine months ended December 31, 1999. Compensation to employees totaled approximately $80,000 and $216,000, respectively for the quarter and nine months ended December 31, 1999. This compensation consisted of management's contribution of services (See Note 5 to the Consolidated Financial Statements) as well as the hiring of employees to aid in the development of the Company's business plan. Accounting fees were approximately $23,000 and $103,000, respectively for the three and nine months ended December 31, 1999. Outside services were approximately $40,000 and $87,000, respectively, for the three and nine months ended December 31, 1999. These fees were incurred in connection with the Company's transition resulting from the December 11, 1998 change of control transaction as well as the development of the Company's business plan.

      OPERATING LOSS

      The Company had no revenues and the Company's operating loss from continuing operations for the three and nine months ended December 31, 1999 was $487,000 and $1,021,000, respectively, as shown above. This amount is primarily composed of compensation to employees and contribution of management's services, legal and accounting fees and the retention of independent contractors to assist in the development of the Company through its transition, resulting from the December 11, 1998 change of control transaction.

      OTHER INCOME AND EXPENSE

      During the three and nine months ended December 31, 1999, the Company recognized other income of approximately $12,000 and $30,000, respectively, which was primarily composed of interest income of approximately $12,000 and $29,000, respectively. Interest income was directly related to the $2,750,000 invested in the Company in the past year by its controlling shareholders. (See "- Overview.").

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had working capital of $1,324,000 as compared to working capital of $864,000 as of March 31,1999. The increase in working capital is primarily due to the proceeds of the Company's recent financings in the aggregate amount of $1,750,000, as described above in "- Overview" and in "Part II. Other Information - Item 2. Changes in Securities." The Company currently is financing its daily operations primarily through the application of these proceeds.

      Net cash used by continuing operations for operating activities was approximately $643,000 for the nine months ended December 31, 1999. This use consisted primarily of payments for legal and accounting fees as well as compensation to employees and independent contractors.

      Net cash used by continuing operations for investing activities was approximately $544,000 for the nine months ended December 31, 1999 primarily due to the Company's $500,000 investment in Volatile Media, Inc. (See Note 9 to the Consolidated Financial Statements). In May 1999 the Company was reimbursed $23,000 as a result of the termination of its agreement with Minutemeals.com, Inc. (See Note 2 to the Consolidated Financial Statements). In addition, capital expenditures totaled approximately $67,000 for the nine months ended December 31, 1999. This amount is attributable primarily to the Company's purchase of equipment to set up its New York office and develop its business plan.

      During the nine months ended December 31, 1999, the Company received approximately $1,750,000 from the proceeds of the recent financings, as described above in "- Overview" and in "Part II. Other Information - Item 2. Changes in Securities." Also, certain options were exercised for an aggregate exercise price of $12,000 during the nine months ended December 31, 1999.

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

      The Company is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including internal systems, and equipment, software and content supplied to the Company by third-party vendors that may not be Year 2000 compliant, such as outside providers of Web-hosting services on which the Company is currently dependent. In addition, the Company's future business depends on the successful operation of the Internet following the commencement of the Year 2000. If the Internet is inaccessible for an appreciable period of time, or if users are unable to access our sites, the Company's business and revenues could be materially adversely affected. The Company is also subject to external forces that might generally affect industry and commerce, such as telecommunications, utility or transportation company Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on our customers, content providers and future advertisers. To date, the Company has not experienced and does not anticipate any such failures or interruptions.

      YEAR 2000 COMPLIANCE ASSESSMENTS

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

            o     infrastructure systems, including routers, hubs and networks;
                  and

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

      COSTS OF YEAR 2000 COMPLIANCE ARE NOT EXPECTED TO BE SIGNIFICANT

      Based upon the Company's assessments, the Company is not aware of any material operational issues or significant costs associated with preparing its internal systems for the Year 2000, and although the Company has not incurred material costs to date with respect to the Year 2000 readiness of these internal systems, the occurrence of any of the following events could materially and adversely affect the Company's business, results of operations and financial condition:

            o errors and defects that are detected after the formal assessment process was completed:

            o third-party equipment, software or content fails to operate properly with regard to the year 2000; or

            o third-party providers of Web resources expend significant resources to correct their current systems for Year 2000 compliance, resulting an increase.

RISK FACTORS.

      Please see "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition" of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

      At SITI's Annual Meeting of Stockholders on December 14, 1999, the stockholders of SITI approved SITI's second round of financing with Lawrence M. Powers, the Chairman/CEO and a major stockholder of SITI, with SITI receiving $1,250,000 in exchange for 1,000,000 shares of its common stock, and an option to purchase an additional 500,000 shares at $2.50 per share, exercisable for five years. If and when the option is fully exercised, SITI would receive an additional $1,250,000. Mr. Powers had previously loaned $1,250,000 to SITI in anticipation of receipt of stockholder approval. Under the loan agreement, upon receipt of the approval of SITI's stockholders, the principal amount of the loan was applied to the purchase price of the common stock and option, SITI retained all interest earned on the principal, and SITI's obligation to repay the loan was deemed to be satisfied. None of the shares or the option will initially be registered with the Securities and Exchange Commission for future sale, and were taken for investment by Mr. Powers. The financing was accomplished through Powers & Co., a sole proprietorship owned by Mr. Powers.

      In addition, on December 23, 1999, Lawrence M. Powers, through Powers & Co., Robert Ingenito, the Vice-Chairman and President of SITI, and John DiNozzi, a business partner of Mr. Ingenito, purchased additional equity of SITI for an aggregate of $500,000 (with Mr. Powers investing $250,000 and Messrs. Ingenito and DiNozzi each investing $125,000). They purchased an aggregate of 400,000 additional shares of SITI common stock and options to purchase an aggregate of 200,000 additional shares of SITI common stock at $2.50 per share, exercisable for five years. Mr. Powers has made a gift of one-half of the shares of SITI common stock and the options he acquired in each of the transactions described above to his son, Barclay Powers, a Director of SITI.

      As discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," SITI issued (a) 50,000 shares of its common stock to Ted Mazola, the Vice-President/Technology of SITI, in connection with SITI's acquisition of HungryBands.com from Mr. Mazola, and (b) 30,000 shares of its common stock to each of Ted Mazola and Steve Zuckerman, the Vice-President/NewMedia Development of SITI, in connection with SITI's acquisition of NewMediaMusic.com from Messrs. Mazola and Zuckerman and of NewYorkExpo.com from a company owned by Mr. Zuckerman.

      Further, in February, 2000, SITI issued an aggregate of 159,500 additional shares of its common stock to certain of its employees and consultants in consideration of their services to SITI, raising its issued and outstanding shares to 9,705,678 shares as of February 8, 2000.

      All of the foregoing shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of SITI had access to all relevant information regarding SITI necessary to evaluate the investment; each such stockholder represented that the common stock was being acquired for investment only. There was no general solicitation or advertising involved, and SITI used reasonable care to ensure that such stockholders were not underwriters.

      In addition to the foregoing stock issuances, on December 21, 1999, Mr. Powers, through Powers & Co., purchased from Maurice Schonfeld, a former Director of SITI, 166,666 shares of SITI common stock, and an option to purchase 100,000 additional shares of common stock at $0.15 per share, exercisable until December 11, 2003, for an aggregate purchase price of $33,333, the price paid by Mr. Schonfeld. At that time, Mr. Schonfeld sold his remaining shares of SITI common stock and his remaining options toMr. DiNozzi and to another individual at the price paid by Mr. Schonfeld for such common stock and options. . Mr. DiNozzi and such other individual each purchased an equal number of such shares and options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      SITI held its Annual Meeting of Stockholders on December 14,1999. The following is a brief description of each matter voted on at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

      (a) The stockholders elected the following directors to serve as directors of the Company until their successors have been elected and qualified:

                                                        FOR         WITHHELD

      Barclay Powers (Class I Director)               4,784,017      22,269

      Robert Ingenito (Class II Director)             4,784,023      22,263

      Lawrence M. Powers (Class III Director)         4,784,022      22,264

      (b) The stockholders approved the Company's Amended and Restated Certificate of Incorporation, to, among other things, (i) change the name of the Company to "Siti-Sites.com, Inc.," (ii) increase the number of authorized shares of Common Stock from 10,000,000 to 35,000,000, and the number of authorized shares of Preferred Stock from 2,000,000 to 5,000,000, (iii) delete the authorization for and all references to Class A Stock, which was automatically converted to Common Stock on March 31, 1999, (iv) delete certain limitations on transfers of Common Stock which were originally designed to preserve net operating loss carry forwards of the Company which were lost as a result of the change of control transaction in December, 1998, and (v) further indemnify the Company's directors, officers and employees against costs and expenses relating to the performance of their duties.

                            FOR           AGAINST           ABSTAIN

                        4,732,599         31,025             42,661

      (c) The stockholders approved a plan of financing to raise additional funds through a $1.25 million private placement with Lawrence M. Powers.

                            FOR           AGAINST           ABSTAIN

                        4,777,201         24,069              5,015

      (d)   The stockholders ratified the Company's 1999 Stock Option Plan.

                            FOR           AGAINST           ABSTAIN

                        4,759,795         33,543              12,948

      (e) The stockholders ratified the appointment of Edward Isaacs and Company LLP as the Company's independent public accountant for the fiscal year ending March 31, 2000.

                            FOR           AGAINST           ABSTAIN

                        4,785,260         14,135              6,890

ITEM 5. OTHER INFORMATION

      As discussed in Note 7 to the Consolidated Financial Statements, Tropia was acquired on June 23, 1999 for an aggregate of 316,666 shares of the Company's common stock, half of which were delivered at closing, and half of which were in escrow to be delivered one year after closing if certain performance goals were achieved, to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director. In October, 1999, the Company had authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), as well as the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank. But early in November 1999, Arjun Nayyar and Ari Blank, the developers of the Tropia website, announced that they were resigning to pursue other interests, and Jonathan Blank also left the Company at such time, requiring a cutback in Tropia's expansion and capital consumption. As a result, as of December 1, 1999 the Company reduced its purchase price and goodwill by approximately $153,000, representing the dollar amount of the acquisition shares held in escrow which would have been delivered if they had continued their services for one year after closing. In connection with their described resignation, such three individuals were informed that, since they determined not to be present to continue with Tropia's development and operations, none of the foregoing acquisition, or subsequent, shares would be delivered to them. Their rights to such shares are now in dispute in connection with claims relating to the Tropia acquisition agreement and their collective activities since their resignations, which include their alleged improper use of the Company's intellectual and other property.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

         Number      Title

         10.1 Content and Technology Sharing Agreement dated December 23, 1999, between the Company and Volatile Media, Inc.

         10.2 Subscription Agreement dated February 8, 2000, between the Company and Volatile Media, Inc.

         10.3        Siti-Sites.com, Inc. 1999 Stock Option Plan

         27          Financial Data Schedule

B.    Reports on Form 8-K

      There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 11, 2000

                              SITI-SITES.COM, INC.


                              By  /s/ Lawrence M. Powers
                                  --------------------------------------
                                  Lawrence M. Powers
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors