Form 10-Q/A
period 1999-12-31
SITI-SITES COM INC
filed 2000-02-22
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

      This Amendment 1 on Form 10-Q/A to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999 is submitted to reflect the correction of the following:

      o each of the Total Current Liabilities and Total Liabilities lines of the Registrant's Balance Sheet are now reported as 312,000 instead of the previously reported 308,000;

      o the Accumulated Deficit line of the Registrant's Balance Sheet is now reported as 2,304 instead of the previously reported 2,3049; and

      o The total working capital reported under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources is now reported as $1,320,000 instead of the prviously reported $1,324,000.

      No other portions of the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999 are amended.

                       SITI-SITES.COM, INC. AND SUBSIDIARY
                                    FORM 10-Q/A
                                DECEMBER 31, 1999

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets                                        2

        Consolidated Statements of Loss and Comprehensive Loss             3

        Consolidated Statements of Cash Flows                              4

        Notes to Consolidated Financial Statements                         5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         12

PART II. OTHER INFORMATION                                                18

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

Item 1. Consolidated Financial Statements

Siti-Sites.com, Inc. and Subsidiary

Consolidated Balance Sheets
(Amounts in thousands)

                                                                                December 31, 1999
                                                                                      (Unaudited)    March 31, 1999
-------------------------------------------------------------------------------------------------------------------
 Assets
 Current assets:
   Cash and cash equivalents                                                             $  1,582          $  1,007
   Other receivables                                                                           12
   Other assets                                                                                38
                                                                                         --------          --------
                   Total current assets                                                     1,632             1,007
                                                                                         --------          --------

   Property and Equipment, net of accumulated depreciation                                     63                --
   Investment in Minutemeals.com                                                               --                23
   Investment in Volatile Media, Inc.                                                         500                --

 Intangibles:
      Goodwill                                                                                159                --
       Less:  Accumulated amortization                                                        (49)               --
                                                                                         --------          --------
 Intangibles, net                                                                             110                --
                                                                                         --------          --------

                   Total assets                                                          $  2,305          $  1,030
                                                                                         ========          ========

Current Liabilities
  Accounts payable and other accrued liabilities                                         $     63          $      6
  Accrued audit and tax                                                                        55                18
  Accrued legal fees                                                                          194                51
  Net liabilities of discontinued operations                                                   --                68
                                                                                         --------          --------
                  Total current liabilities                                                   312               143
                                                                                         --------          --------

                  Total liabilities                                                           312               143
                                                                                         --------          --------

Commitments                                                                                    --                --

Stockholders' Equity:
Preferred shares, $.001 par value, 5,000 shares authorized and
none issued and outstanding, respectively                                                      --                --
Common stock, $.001 par value, 10,000 shares authorized
and 9,546 and 7,904 issued and outstanding, respectively                                       10                 8
Paid-in capital                                                                            75,781            73,752
Accumulated deficit                                                                       (73,487)          (72,562)
                                                                                         --------          --------
                                                                                            2,304             1,198
 Treasury stock, 62 shares at cost                                                           (311)             (311)
                                                                                         --------          --------
                  Total stockholders' equity                                                1,993               887
                                                                                         --------          --------

Total liabilities and stockholders' equity                                               $  2,305          $  1,030
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

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had working capital of $1,320,000 as compared to working capital of $864,000 as of March 31,1999. The increase in working capital is primarily due to the proceeds of the Company's recent financings in the aggregate amount of $1,750,000, as described above in "- Overview" and in "Part II. Other Information - Item 2. Changes in Securities." The Company currently is financing its daily operations primarily through the application of these proceeds.

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

Dated: February 22, 2000

                              SITI-SITES.COM, INC.


                              By  /s/ Lawrence M. Powers
                                  --------------------------------------
                                  Lawrence M. Powers
                                  Chief Executive Officer and
                                  Chairman of the Board of Directors