Form 10-K
period 2000-03-31
SITI-SITES COM INC
filed 2000-06-28
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________________ to
      _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 9, 2000 was approximately $731,000 based on the last price at which the Common Stock was sold on June 9, 2000 of $.1875 as reported by the National Quotation Bureau. 13,763,175 shares of Common Stock were outstanding as of June 9, 2000.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");

      (2) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999 (the "Form 10-Q for 12/31/99");

      (3) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places.

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2000

             PART I                                                       PAGE
             ------                                                       ----
ITEM1.       BUSINESS                                                        1

ITEM2.       PROPERTIES                                                     12

ITEM3.       LEGAL PROCEEDINGS                                              12

ITEM4.       SUBMISSION OF MATTERS TO A VOTE OF                             13
             SECURITY HOLDERS

             PART II

ITEM5.       MARKET FOR REGISTRANT'S COMMON EQUITY                          13
             AND RELATED STOCKHOLDER MATTERS

ITEM6.       SELECTED FINANCIAL DATA                                        15

ITEM7.       MANAGEMENT'S DISCUSSION AND
             ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                                      15

ITEM7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                                    22

ITEM8.       FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA                                             22

ITEM9.       CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE                                           22

             PART III

ITEM10.      DIRECTORS AND EXECUTIVE OFFICERS OF
             THE REGISTRANT                                                 22

ITEM11.      EXECUTIVE COMPENSATION                                         23

ITEM12.      SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT                               27

ITEM13.      CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS                                                   28

             PART IV

ITEM14.      EXHIBITS, FINANCIAL STATEMENTS
             SCHEDULES AND REPORTS ON FORM 8-K                              29

                                     PART I

ITEM 1.  BUSINESS

Introduction

      SITI-Sites.com, Inc., a Delware corporation, and its subsidiary, Tropia, Inc. ("Tropia"), a Delaware corporation (hereafter referred to collectively as "SITI" or the "Company") is an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry, and primarily to independent artists not affiliated with major record companies. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related businesses, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. The terms of these January, 2000 acquisitions are further described in "Note 10. Goodwill" to the Consolidated financial statements referred to in "Part II Item 8. Financial Statements and Supplementary Data."

      The Company is still in the early stages of developing its music sites and business, and its revenues are negligible. It has written off all development and operating costs. In addition, the Company made a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. The investment has been written off as of March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations. The Company also entered a content and technology sharing agreement with EZCD.com pursuant to which they were to share music content and technology, which has not yet been adequately performed by EZCD and which therefore may result in litigation. (See "Item 1. - Business - Risk Factors, - EZCD
Investment Loss; - "Reliance on Artists and Independent Record Labels.")

      SITI currently employs a total of 20 employees and consultants, as compared to 2 employees in January, 1999. As a result of recent financings and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 14,000,000 shares as of June 15, 2000.

      SITI-Sites.com, Inc. was incorporated in Delaware in 1984 under former management and control persons. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies, to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc., after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN." (See Proxy Statement as of December 14, 1999.) In addition, effective June 20, 2000, the Tropia subsidiary was merged into the parent.

      As a result of the change of control and subsequent equity investments (and option exercises) through June 15, 2000, the directors and senior executive officers of the Company (along with family and associates) have invested or committed approximately $3,900,000 in cash for equity in the Company. But realistic evaluation of the slow market for CDs from emerging artists over the past seven months, and the problems of other marketers of CDs in the Internet music industry, have led to the conclusion that a more focused strategy, as described below, is required for the Company to achieve substantial and continuing revenues. Moreover, recent publicized difficulties of other Internet marketing businesses in obtaining equity financing, which may continue indefinitely, have led the Company's investor/management to conclude they must finance its growth themselves, at least in the short term. They have therefore structured their latest equity financing to hopefully provide for another two years of business development expenses, and are focusing on meaningful revenue streams, which however, are not expected to occur before March 31, 2001. (See "Item 1. - Business - Risk Factors" and "Item 5. Recent Sales of Unregistered Securities.")

SITI's Business Plan

      The Company's business strategy in the music field is to build a database marketing operation, which renders an array of specialized services to musical artists and their fans, at modest fees on a continuing basis. A major investor and member of senior management of the Company (Robert Ingenito) is highly experienced in database marketing techniques he developed and practiced successfully in several private and publicly owned businesses. This plan has been underway since January, 2000.

      The Company considers its 3,000 musical artists and their fans, a beginning group of prospects for sale of SITI's services. Negotiations are in progress with other website-based music businesses which, if successful, could add thousands of additional emerging artists and fans to this potential customer pool. These musical artists are mostly emerging rock/pop groups, i.e. independent and not affiliated with major record companies, in many genres and locales, each comprising several artists and some fan following.

      The Company's software team has been revising and expanding its websites to handle the various publications, and artist and fan services which will be offered to its potential database. Revenue sources are expected to include e-mail distribution of band communications to their fans, touring locations, clubs and play dates, new record releases, promotion of bands at their own websites, and hyperlinks to the various websites and stores where their music is sold.

      SITI is adding two new streaming radio players to the existing embedded radio on its Tropia website, now in late stages of software development, which will play its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels, one of which will have streaming video as well, are expected to become bases for sale of promotional services for emerging artists, and advertising across multiple listener preference communities.

      The implementation of the Company's business plan will occur, in part, through its www.NewMediaMusic.com newsletter, a free e-magazine in operation this past year, which contains current new media music news (i.e. digital music coverage, discussions and interviews on key industry problems) and is seen by thousands of industry professionals, artists and fans regularly. Large groups of artists are being offered free subscriptions to this newsletter, to encourage their future participation in promotional services, analysis of industry issues, and merchandising services to be made available to them, through the Company's band and fan registry. The software underlying the NewMediaMusic newsletter is being revised for the addition of targeted, personalized information in each viewer's interest area, and the newsletter services and archives are expected to become additional revenue sources to SITI through service charges and advertising revenues. This e-magazine will provide increasingly focused information, and linkages for the Company's database of artists, fans and affiliated websites in the music field.

      The initial source for these emerging artists are the Company's www.Tropia.com and www.HungryBands.com music websites which play and sell CDs and MP3 downloads. Additional groups of artists and fans are expected to be added to SITI's music websites, or solely to its artist communication database, from other established music websites or artist services websites.

      Further implementation of SITI's strategy is occurring through its ownership of www.NewYorkExpo.com and its related Internet music exposition held for the past two years in New York City. Scores of Internet music sites take booths at these expos, join in the panels of experts, interact with each other and with SITI's marketing development team, and provide current information to thousands of emerging artists and fans. Some 6,000 people attended the March, 2000 Expo, and the 2001 Expo is being held at Madison Square Garden in response to increased industry interest and participation now in discussion. These expos place the Company at the fulcrum of providers of music services, equipment and new technology, along with emerging digital music industry problems. The expo relationships are considered a year-round source of prospects for content, and strategic affiliation with the Company's core business of artist and fan services.

      No assurances can be given that the Company will successfully complete the above-described content or database negotiations, or its ongoing software development, or achieve the revenues sought from the described business plan. (See "Item 1. Business - Risk Factors".)

Management Background

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell
(1978) with few assets, and becoming CEO in 1984. Raising some $200 million during his 1980's tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (53 plants) since his retirement. He remained on the board until 1995, and is still a major securities holder of Spartech. The core management team he previously assembled at Spartech Corporation has remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships.

      Robert Ingenito, Investor and Vice Chairman/President of the Company , is a nationally known figure in the direct marketing industry, using databases for "data mining" in customer development. He was the President and a principal of Axciom Corporation (NASDAQ), an $800 million database management firm, when it first went public (and a director along with Mr. Powers in the 1980's). Most recently, Mr. Ingenito founded and managed Access Communications and Access Direct, two established data service companies. Access Direct produces high volume, highly segmented mail correlated to its clients' segmented databases. Access Communications produces critical documents from on-line transmissions from its clients, and was sold to Acxiom Corporation in 1999. Mr. Ingenito is active in managing SITI's development strategy, and with other investors, has invested $900,000 in SITI equity.

      John Iannitto, a recent investor, has joined the Company as Executive Vice-President. He has a 25-year background in advertising, consumer product management, marketing and promotions, operating his own successful agency, RSI Marketing, for 20 years. Before starting his own marketing business, he was a product manager at General Foods and Lever Brothers. His clients at RSI Marketing include Johnson & Johnson (Personal Products), and also its joint venture with Merck (Drug Products), McNeil Consumer Healthcare (Tylenol) and Merial (Veterinary Products). Mr. Iannitto received his M.B.A. at Pace University and his A.B. at St. Francis College in New York. His expertise is in development of new product launch programs, and marketing established brands and services. He will be active in management supervision of the New Media Music newsletter expansion, intended to also generate artists and fans for the Company's services business, the Company's 2001 New Media Music Expo, and other new and ongoing projects of the Company.

      Toni Ann Tantillo is Chief Financial Officer, Vice President, Secretary and Treasurer for the Company. She has served as the Company's Chief Financial Officer since December 1999. Prior to her election, she worked as an independent consultant to SITI since the change of control in December 1998. She was the Controller of SITI from 1995 to December 1998, when such change of control occurred. Ms. Tantillo, a Certified Public Accountant was educated at Iona College in New Rochelle, New York.

      Paul Marshall is a key consultant who, through his company, acts as Director of Technology for the Company, and is in charge of its websites, and their underlying software. He heads a six-person team of software developers, and a designer. For the past six months, he has been managing the integration of all the Company's websites into a single format, adding the features necessary for its artists and fan services operations, new radio and video features, absorption of more artists into the database, new feature pages and linkages with strategic affiliates. Mr. Marshall is a Columbia University graduate, was trained at TIAA/CREEF in financial services software development, has been developing and consulting on software for 15 years in the New York area, and founded Maxus Systems, a virtual reality decisions support system. His consulting clients have included large publishers, the Departments of the Navy and Defense, and financial organizations.

      Ted Mazola is Vice President/Web Operations, and founded the Company's division HungryBands.com, and co-founded the NewMediaMusic.com division. He was employed in computer operations at Brooklyn Union Gas Company when he started these two web businesses independently, and thereafter sold them to SITI for stock. He studied engineering at the College of Staten Island, New York.

      Steve Zuckerman is Vice-President/New Media Development, and founded the New York Music and Internet Expo division described above, and co-founded the NewMediaMusic.com division which he sold to SITI for stock. He has 20 years experience and contacts in the music industry, primarily in news gathering and more recently, Internet business development.

      Philip Foxman is a consultant in marketing and, was the founding source of the group of bands and record labels that make up the Tropia.com division. He is an experienced musician, composer, music supervisor on films, with over 20 years in music. After years on tour circuits in the U.S., U.K. and Australia, he has many contacts among emerging artists, record labels and websites. Other former "indie" musicians have recently joined the Company and are active in its artist services efforts.

Traditional Methods for Distribution of Music

      Recorded music is recognized as one of the most popular forms of entertainment. It is a $44 billion industry, approximately 20% of which is independent music. Until the late 1990s, the distribution of music by the music industry had remained relatively unchanged for many years. Artists were generally required to sign exclusive contracts with record labels who would develop, distribute and promote their recordings. The major record labels have, to a great extent, controlled the type and quantity of music made available to consumers. As a result, the number of artists served by the existing music distribution system has been fairly small, compared to the number of artists who desire to pursue their music as a career.

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

The Internet and Digital Music

      The music industry is changing, however, due to the popularity of the Internet and the advent of compressed digital music formats, including the MP3 format, which itself may be replaced by subsequent formats. The Internet has grown rapidly in recent years, driven by the development of the World Wide Web, intuitive web browsers and faster connections, the proliferation of multimedia PCs and the emergence of compelling Web-based content. In recent years, with more and more consumers buying multimedia PCs with a sound card, speakers and a CD-ROM or DVD-ROM drive, people have increasingly used their computers to play music.

      Many consumers have not been able to experience high quality Internet audio and video because of their relatively low bandwidth Internet connections. New platforms, such as cable and direct subscriber line modem and satellite data broadcast, are being expanded to deliver high-speed access to digital media. Growth will depend on the investment of billions of dollars by the telecommunications industry in new infrastructure. In the meantime, high-speed connections will largely remain limited to larger businesses, research institutions and colleges.

      Another impediment to the transmission of music over the Internet has been the large size of music files. For example, a three-minute song can occupy more than thirty megabytes of storage. Storing and transferring audio files can be expensive and slow. To address this problem, compression formats have been developed. One of the first widely accepted standards for the compression of music was MP3, adopted by the Moving Picture Experts Group. The MP3 standard offers at least 10:1 compression and audio integrity at near-CD quality. MP3 playback is currently available on most operating environments such as Microsoft Windows 95, Windows 98, Windows NT and Mac OS, most major versions of UNIX (including Linux, the platform for SITI's websites) and many other operating environments. The development of compression formats such as MP3 and the increased availability of higher bandwidth Internet connections have made it practical to transmit music over the Internet.

      In addition, the transmission of music over the Internet has been made more desirable by the recent introduction of certain products to enable consumers to move the audio content from a PC to a portable listening device. Portable audio players capable of storing and playing back downloaded MP3 audio files have been introduced and many new types are in development. The Company believes that these types of products will be desirable for many listeners on the website. The Company's existing radio player on its www.Tropia.com website, and its two new radio players for all of its sites in development will make more audio from many sources available to its site visitors.

      As a result, aside from the traditional music distribution channels there are now other alternatives: complete digital music content and information clearinghouses (such as MP3.com, which uses data compression technologies to distribute and promote the music of a wide variety of artists), more traditional record label structures (such as EMusic.com, Inc. (formerly known as GoodNoise Corporation)) and a combination of both. Artists will now have much greater control of their product, their marketing, their distribution channels, even their pricing. But no matter how much the music industry may change, artists will always need exposure. With musicians all over the world able to produce and distribute their music globally, it will become increasingly important (and difficult) to be seen and heard. The Company believes that its information services and its artist and fan services, expanded by its music sites and affiliations, will set the Company apart from other websites which base their business model only upon selling music over the Internet.

      The Company is currently affiliated with EZCD.com, TVMV.com, Listen.com and Tuneto.com for content, promotion and advertising sharing. It is currently in content and technology sharing discussions with several other privately owned website operations, on a confidential basis. No assurance can be given that these negotiations will be completed, and if completed, that the relationships will be successful or sources of revenue. (See "Item 1. Business - Risk Factors")

Intellectual Property

      The Company may be liable to third parties for content on its websites and CDs the Company distributes:

o if the music, text, graphics or other content on its websites or CDs violates their copyright, trademark or other intellectual property rights;

o if the artists or independent record labels associated with the websites violate their contractual obligations to others by providing content on the websites; or

o if content distributed over its websites or if the CDs are deemed obscene or defamatory.

      The Company may also be subject to these types of liability for content that is accessible from the websites through any links to other websites. The Company attempts to minimize these types of liability by requiring representations and warranties relating to its artists' ownership of and rights to distribute and submit their content and by taking related measures to review content on the websites. Artists also agree to indemnify the Company against liability it might sustain due to the content they provide. It is the Company's belief that the artist is responsible for the material he or she submits. However, in the future, the Company could be found liable for content made available on the websites.

      Although the Company has not experienced a material loss due to content-related liability to date, its websites are relatively new and the Company cannot give assurances that its measures to limit this liability will continue to be successful or that the Company will not be held liable for the websites' content. Liability or alleged liability could harm the Company's business by damaging its reputation, requiring it to incur legal costs and diverting management's attention away from the Company's business. Moreover, future claims may not be adequately covered by insurance.

      With respect to all of its websites, the Company's intellectual property includes its trademarks and copyrights, proprietary software, and other proprietary rights it may possess. The Company believes that its intellectual property is important to its success and its competitive position and seeks to protect it. However, its efforts may be inadequate.

      In addition, third parties may claim that the Company violated their intellectual property rights. To the extent that such a claim is successful against the Company, the Company may be required to pay damages, obtain a license to use such third party's intellectual property or use non-infringing methods to conduct its activities. It is possible that a license from such a third party would not be available on commercially acceptable terms, or at all, or that the Company would be unable to conduct its activities in a non-infringing manner. (See "Item 1. Business - Risk Factors")

      There is also no assurance that the measures taken by the Company will adequately protect the confidentiality of the Company's proprietary information or that others will not independently develop products or technology that are equivalent or superior to those of the Company. Any litigation regarding the Company's or a third party's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its products and services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. (See "Item 1. Business - Risk Factors")

Competition

      The market for the online promotion and distribution of music and music-related products and services is highly competitive and rapidly changing, with many large and small competitors. With no substantial barriers to entry on the Internet, the Company expects that competition will continue to intensify, including its niche in providing database services to artists and fans.

      The Company faces competitive pressures from other providers of online music content which distribute free downloadable music, such as MP3.com, Inc., Riffage.com, Mjuice.com, Noisebox.com, and various other companies. These competitors and several others offer services to emerging artists and their fans, some of which will be offered by the Company.

      In addition, although they generally do not offer the ability to download complete songs for free, the Company also potentially faces competition from:

o Other providers of online music content such as EMusic.com, Inc. and Launch Media, Inc.

o Companies offering MP3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation, and RealNetworks, Inc. Some of these companies also offer customers the ability to download music from their websites.

o Online destination sites, including online prerecorded music retailers like Amazon.com, Inc. and CDNow Inc.

o     Online "portals" like America Online, Inc., Excite, Inc.,
      InfoseekCorporation, Lycos, Inc. and Yahoo!, Inc.

o Traditional music industry companies such as BMG Entertainment, a unit of Bertelsmann AG; EMI Group plc; Sony Corporation; Time Warner Inc. and Universal Music Group, a unit of The Seagram Company Ltd., some of whom have entered the online commercial community.

      Many of the Company's existing and potential competitors have longer operating histories, greater brand name recognition, larger artists on consumer bases and significantly greater financial, technical and marketing resources. The Company cannot give assurances that websites maintained by its existing and potential competitors will not be perceived by consumers, artists, fans or others as being superior to the Company's. The Company also cannot give assurances that the Company will be able to maintain or increase its database of artists and fans, its website traffic levels, purchase inquiries and number of click-throughs on any online advertisements, or that competitors will not experience greater growth than the Company does. Increased competition could result in advertising price reduction, reduced margins or loss of market share, any of which could harm the Company's business. In addition, because of the rapidly changing structure of the Internet, the Company in the future may find itself competing with suppliers of software critical to its business.

Government Regulation

      Laws and regulations directly applicable to Internet communications, commerce and advertising, including laws relating to privacy, intellectual property and content (such as obscenity, pornography, libel and defamation laws), are becoming more prevalent. Although the Company's operations are currently based in New York, the governments of other states, the United States and foreign countries may attempt to regulate the Company's activities on the Internet or to levy sales and other taxes relating to its activities. The Company does not currently intend to collect sales, use or other taxes on the sale of goods and services on its websites other than on sales in New York. However, one or more states or foreign jurisdictions may seek to impose tax collection obligations on companies that engage in online commerce. If they do, these obligations could limit the growth of electronic commerce in general and limit the Company's ability to profit from the sale of goods and services over the Internet.

      The Company cannot predict how any of these laws and regulations might affect its business. In addition, these uncertainties make it difficult to ensure compliance with laws and regulations governing the Internet. These laws and regulations could harm the Company by subjecting the Company to liability or forcing the Company to change how it does business.

Employees and Consultants

      As of June 8, 2000 the Company had 20 employees and consultants in operations and general administration. SITI executives, Messrs. Powers, and Ingenito, have been working without cash compensation and, along with new executive Iannitto, will continue to do so for at least the years ended March 31, 2001 and 2002. Mr. Ingenito and new executive Iannitto, will receive stock and options for their services over the two fiscal years. (See "Item 11. - Executive Compensation - Employment Agreements.") The Company has recorded an administrative expense and a capital contribution of $112,500 to account for the value of these services provided by executive management of the Company through March 31, 2000. The Company's future performance depends in significant part on its ability to continue to attract, retain and motivate, highly qualified technical and management personnel, for whom competition is intense. The Company may also continue to employ independent contractors and agents to support its development, marketing and administrative organizations, and presently employs four in such category. None of the Company's employees is represented by any collective bargaining unit. The Company believes that its relations with its employees, consultants and agents are good.

Prior Company History

      For a discussion of the Company's prior business, all of which operations were discontinued after the change of control and resignation of all senior management in December 1998, as well as its bankruptcy reorganization 1995-1997, see the Form 10-K for 1999, "Item 1. Business - Prior Company History," "Item 1. Business - Change of Control," and Item 3. Legal Proceedings - Other Proceedings." These discussions must be considered in light of the new direction and nature of the Company's business in the Form 10-K for 1999, and the Form10-Q for 12/31/99,

Risk Factors

      Risk factors may affect the Company's business, future operating results and financial condition. In addition to the other information in this Annual Report on Form10-K, and the Form 10-K for 1999, the following risk factors should be considered in evaluating the Company's business and prospects.

      Limited Operating History in New Business

      The Company's senior management and Board of Directors were replaced in December 1998 following the change of control transaction. The new senior management and Board changed the direction and nature of the Company's business. Prior to that time, the Company had engaged in other businesses and developed a negative image which will need to be overcome. The Company does not expect the former businesses to provide any material future revenues. (See the Form 10-K for 1999, "Item 1. - Business - Prior Company History and Item 1. - Business - Change of Control.")

      History of Losses; Anticipation of Future Losses

      The Company has not achieved profitability and expects to incur operating losses for the foreseeable future. The Company anticipates that in the foreseeable future it will depend substantially on revenue from the sale to artists and fans of targeted information and services, and to a lesser extent, CDs and merchandise over its websites. Neither CDs nor merchandise has been sold in material amounts by any of its websites to date. The Company will need to generate significant revenues to achieve and maintain profitability, and cannot give assurances that it will be able to do so. Even if profitability is achieved, the Company cannot give assurances that it can sustain or increase profitability on a quarterly or annual basis in the future. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

      EZCD Investment Loss

      The Company invested $500,000 in January, 2000 in its strategic affiliate EZCD.com, coupled with an agreement for content and technology sharing. EZCD has not, thus far, been able to raise additional financing required under its business plan, and the Company recently determined to write-off the entire investment as of March 31, 2000 because of uncertainties as to EZCD's future operations. Such risk factor is endemic to investing in start-up Internet companies, in the music field or elsewhere, and such risk has been increased by the recent drop in today's value of several Internet music companies and the resulting attrition in their financing sources.

      New Market

      The market for online music services, promotion and distribution is relatively new and rapidly evolving. As a result, demand and market acceptance for the Company's products and services are subject to a high degree of uncertainty and risk. The Company is attempting to capitalize on a talent pool of independent artists not currently served by the traditional recording industry. There is no assurance that consumers will continue to be interested in listening to or purchasing music from these artists. If this new market fails to develop, develops more slowly than expected or becomes saturated with competitors, or the Company's products and services do not achieve or sustain market acceptance, the Company's business could be harmed. (See "Item 1. - Business - Competition.")

      Reliance on Artists and Independent Record Labels

      The Company will rely on artists and independent record labels to provide music content for its websites, and information and services for revenue streams. The Company's success depends on having websites that offers high quality and diverse music choices, and services. The Company's failure to attract and retain artists and record labels who can provide content would limit the overall quality and quantity of the offerings on the websites and harm the Company's business. The Company's artist and record label contracts are non-exclusive. As a result, they can be terminated at any time. The Company's retention of artists and record labels requires that the Company offer sufficient benefits, such as artist services and artist-oriented content, to encourage them to remain with the websites. If the Company is not able to maintain its ability to serve and provide valuable tools to artists, artists and record labels may leave the websites and remove their content. This could also prevent the Company from attracting new artists. The loss of artists and the inability to attract new artists would impair the Company's ability to generate revenue. Since the Company's artists will be independent, they generally will not be well known or have had a large following. In addition, if the Company develops a bad reputation among independent artists and record labels, the website's content could be adversely affected. In addition, there is a potential for loss of access to the thousands of artists of the EZCD affiliate, regardless of the existing content and technology sharing agreement, if EZCD is taken over by another company, continues to default on its obligations (which continued default could result in litigation) or ceases operations entirely. (See "Item 1.
- Business - Risk Factors - EZCD Investment Loss")

      Development of New Standards for the Electronic Delivery of Music

      The Company currently relies on MP3 technology for both brand identity and as a delivery method for the digital distribution of music. The Company does not own or control MP3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way the Company operates its business as well as the public's perception of the Company. For example, some of the major recording studios have announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative, or SDMI, and have announced their intention to make this delivery method available by the end of 2000. In addition, major corporations such as Microsoft Corporation, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the MP3 format. Some competitive formats offer security and rights-tracking features that MP3 technology does not currently offer. Widespread industry and consumer acceptance of any of these audio formats could significantly harm the Company's business if it is unable to adapt and respond to such changing standards. Although the Company is not tied exclusively to the use of MP3 technology or to any other specific standard for the electronic delivery of music, if a proprietary music delivery format receives widespread industry and consumer acceptance, the Company may be required to license additional technology and information from third parties (which may be competitors of the Company) in order to adopt such a format. The Company cannot provide any assurance that this third-party technology and information will be made available to the Company on commercially reasonable terms, if at all.

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

      Continued Development and Maintenance of the Internet and the Availability of Increased Bandwidth to Consumers

      The success of the Company's business will depend largely on the development and maintenance of the Internet infrastructure to make the Internet a viable commercial marketplace for the long term. This includes maintenance of a reliable network with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Because global commerce on the Internet and the online exchange of information is new and evolving, the Company cannot predict whether the Internet will prove to be a viable commercial marketplace in the long term. The success of the Company's business will rely on the continued improvement of the Internet as a convenient means of consumer interaction and commerce, as well as an efficient medium for the delivery and distribution of music. The success of the Company's business will also depend on the ability of its artists and consumers to continue to upload and download MP3 and other music files, as well as to conduct commercial transactions using its websites, without significant delays that may be associated with decreased availability of Internet bandwidth. Consumers will need to access the websites over a high-bandwidth connection, such as cable or direct subscriber line modem or satellite data broadcast. If such broadband distribution networks do not achieve widespread consumer acceptance, the Company may be unable to effectively distribute content in its most compelling format. There is no assurance that broadband distribution networks will ever achieve consumer acceptance, and if they do not, the Company's growth may be limited.

      Lack of "Name-Brand" Recognition

      Many consumers remain unfamiliar with shopping on the Internet. Concerns about transaction security, potential credit-card or other fraud, service problems and the like have resulted in a retail environment favoring well-established retail names. Retailers who have established themselves in brick-and-mortar stores (like the Gap), catalogue sales (like Lands End) or early Internet sales (like Amazon) are able to leverage early success into new markets. Consequently, the continuing entry of established music retailers into the downloadable music business will pose a substantial competitive threat for the Company's business. (See "Item 1. - Business - Competition.")

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

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next twenty-four months. However, the Company's ability to continue its operations is highly dependent on its future ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; and (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

      Retention and Integration of Employees and Consultants

      The Company's future performance will be substantially dependent on the continued services of its management and the Company's ability to retain and motivate them. (See "Item 10. Directors and Executive Officers of the Registrant.") The loss of the services of any of the Company's officers or senior managers could harm the Company's business. The Company generally does not have long-term employment agreements with its key personnel. Most of the Company's management team joined the Company since December 1999. Most of these individuals have not previously worked together and are currently being integrated as a management team. If the Company's senior managers are unable to work effectively as a team, the Company's business would be harmed. The Company's future success will also depend on its ability to attract, train, retain and motivate other highly skilled technical, managerial, marketing and support personnel. Competition for these personnel is intense, especially for engineers and web designers, and the Company may be unable to attract sufficiently qualified personnel. The Company will need to integrate these employees into its business. The Company's inability to hire, integrate and retain qualified personnel in sufficient numbers may reduce the quality of the Company's programs, products and services, and could harm the Company's business.

      Continued Upgrading of Technology Infrastructure

      The Company must continue to add hardware and enhance software to accommodate increased content and use of its websites. If the Company is unable to increase the data storage and processing capacity of its systems at least as fast as the growth in demand, its websites may become unstable and may fail to operate for unknown periods of time. Unscheduled downtime could harm the Company's business and also could discourage users of the websites and reduce future revenues.

      Systems Failure

      Substantially all of the Company's hardware, operations and records are currently located in SITI's offices at 594 Broadway in New York, at the offices of Globix (a New York based service provider), and in the home offices of two of its software developers. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems and cause interruptions in the Company's services. Computer viruses, electronic break-ins or other similar disruptive problems could result in reductions or termination of the Company's services by its customers or otherwise adversely affect the website or the Company's off premises providers. The Company's business could be adversely affected if its systems were affected by any of these occurrences. The Company's insurance policies may not adequately compensate the Company for any losses that may occur due to any failures or interruptions in its systems. The Company does not presently have any backup systems or a formal disaster recovery plan. The websites must be able to accommodate a high volume of traffic and may in the future experience slow response times or decreased traffic for a variety of reasons. In addition, the Company's customers depend on Internet service providers, online service providers and other website operators for access to the Company's websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems. Moreover, the Internet network infrastructure may not be able to support continued growth. Any of these problems could adversely affect the Company's business.

      Web Security Concerns Could Hinder E-Commerce

      A significant barrier to e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Internet usage may not increase at the rate the Company expects unless some of these concerns are adequately addressed and found acceptable by the market. Internet usage could also decline if any well-publicized compromise of security occurred. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Any such protections may not be available at a reasonable price or at all. If a third person were able to misappropriate the personal information of the websites' users, the users could sue or bring claims against the Company.

      Government Regulation

      The Company's business is subject to rapidly changing laws and regulations. These laws and regulations could harm the Company by subjecting it to liability or forcing it to change how it does business. (See "Item 1. - Business - Government Regulation.")

      Liability for Content

      The Company may be liable to third parties for content on its websites and on the CDs the Company distributes or for content that is accessible from its websites through links to other websites. The Company attempts to minimize these types of liability. However, there can be no assurance that these measures will be successful or that the Company will not be found liable for content. Liability or alleged liability could harm the Company's business by damaging its reputation, requiring the Company to incur legal costs in defense, exposing the Company to awards of damages and costs and diverting management's attention away from the Company's business. (See "Item 1. Business - Intellectual Property.")

      Inadequate Intellectual Property Protection

      The Company believes that its intellectual property is important to its success and its competitive position and seeks to protect it. However, its efforts may be inadequate. In addition, third parties may claim that the Company violated their intellectual property rights. To the extent that such claim is successful against the Company, the Company may be required to pay damages, obtain a license to use such third party's intellectual property or use non-infringing methods to conduct its activities. (See "Item 1. - Business - Intellectual Property.")

      Market Listing; Volatility of Stock Price

      The Company's common stock has been traded on the OTC Bulletin Board. The market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, acquisitions by the Company, investment or other losses, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

      Forward-Looking Statements

      This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to pending discussions, business objectives and strategy of the Company. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by the Company's management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those set forth in "Risk Factors." Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the "SEC"), particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 2. PROPERTIES

      The Company's headquarters occupy some 2,500 square feet of office space in an office building located at Broadway and Houston Street in New York, New York. The Company holds a lease for such offices expiring on August 31, 2002. The Company moved its principal executive offices to this location in September, 1999. The Company's payment obligations under this lease were guaranteed by Chairman/CEO, Lawrence M. Powers. In addition, the terms of the lease include an initial month of free rent, and an escalation of rental payments over the three-year period. This charge will be amortized over the life of the lease. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future. (See "Part IV - Item 14. Note 5 to the Consolidated Financial Statements.")

ITEM 3. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of the current fiscal year. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia. The 50,000 returned shares are valued at approximately $18,750. The continued default by EZCD.com under its content and technology sharing agreement with the Company could result in litigation, and attendant costs and efforts by the Company's management to resolve such matter. (See "Item 1. Business - Risk Factors - Reliance on Artists and Independent Record Labels.")

      Other Proceedings

      The Company went through a bankruptcy reorganization from 1995-1997, as described in the Form 10-K for 1999, "Item 3. Legal Proceedings." In addition, for a discussion of past securities related proceedings involving prior management of the Company, see the Form 10-K for 1999, "Item 3. Legal Proceedings."

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      For a discussion of matters submitted to a vote of security holders during the 2000 fiscal year see the Form 10-Q for 12/31/99. There were no matters submitted to a vote of security holders during the fourth quarter of the 2000 fiscal year.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The common stock of the Company, par value $0.001 per share (the "Common Stock"), was traded in the NASDAQ System from 1987 through April, 1995. NASDAQ delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria in April, 1995 as it went into reorganization. The stock is currently being traded on the NASD OTC Bulletin Board. There are currently 12 registered market makers for the Common Stock.

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN" in January, 2000. The range of high and low closing bid prices for the

Common Stock for the fiscal years 2000 and 1999 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                                 HIGH AND LOW BID PRICES

                             2000                                 1999
                          Low    High                          Low    High

First Quarter (6/99)     $0.94  $2.50  First Quarter         $0.75   $1.69
                                       (6/98)
Second Quarter (9/99)     1.00   2.25  Second Quarter         0.31    1.06
                                       (9/98)
Third Quarter (12/99)     0.56   1.38  Third Quarter          0.13    3.13
                                       (12/98)
Fourth Quarter (3/2000)   0.53   1.13  Fourth Quarter (3/99)  1.13    3.13

      On June 9, 2000, the last reported bid and ask prices of the Common Stock were $.1875 and $.3438, respectively.

      As of June 9, 2000 there were approximately 5,000 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2000, 1999 and 1998 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Recent Sales of Unregistered Securities

      For a discussion of sales of unregistered securities by the Company during the portion of its 2000 fiscal year ending prior to February, 2000 see the Form 10-K for 1999, "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" and the Form 10-Q for 12/31/99, "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 2. Changes in Securities."

      In February 2000, SITI issued an aggregate of 159,500 shares of common stock to certain of its employees and consultants in consideration of their services to SITI.

      As of June 8, 2000, principal investors, directors and executives, Lawrence M. Powers, Robert Ingenito and John Iannitto, agreed with the Company to invest an additional $1,000,000 for common stock and options, on the following basis:

      (a) Mr. Powers would invest $500,000 for 2,000,000 shares of common stock, together with options, to purchase an additional 1,000,000 shares for $.50 per share, exercisable for five years.

      (b) Messrs. Ingenito and Iannitto would each invest $250,000 for 1,000,000 shares of common stock, respectively, together with options, respectively, to purchase an additional 500,000 shares for $.50 per share, exercisable for five years.

      Messrs. Powers, Ingenito and Iannitto plan immediately to divide their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor), in varying amounts by gift or by assignment.

      On June 13, 2000, the Company entered into a stock purchase agreement with Colvil Investments, LLC, ("Colvil") whereby Colvil agreed to invest $100,000 for 400,000 shares of the Company's common stock, together with options, to purchase an additional 200,000 shares for $.50 per share, exercisable for five years.

             On June 16, 2000, the Company entered into a stock purchase agreement with Steven Gross whereby Mr. Gross agreed to invest $50,000 for 200,000 shares of the Company's common stock, together with options, to purchase an additional 100,000 shares for $.50 per share, exercisable for five years.

      The Company is using proceeds from the foregoing transactions to fund its current operations.

      All of the shares of Common Stock issued by the Company during the 2000 fiscal year as described above and in the referenced Form 10-K for 1999 and the Form 10-Q for 12/31/99, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6.  SELECTED FINANCIAL DATA

      The following table presents selected financial information relating to the financial condition and results of continuing and discontinued operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                     CONTINUING AND DISCONTINUED OPERATIONS
                          For the Years Ended March 31,
                          -----------------------------------------------------------
                                   2000       1999      1998       1997      1996
-------------------------------------------------------------------------------------
                       (Amounts in thousands, except per share amounts)
Summary of Operations:
Total revenues of continuing operations    93         0         0         0         0
Loss from continuing operations        (1,773)     (484)       --        --        --
Loss from continuing
operations per common share             (0.21)    (0.17)       --        --        --
Net income (loss) from
continuing and discontinued            (1,708)   (1,804)   (3,077)   (6,180)    2,942
operations
Net income (loss) per share
from continuing and                     (0.20)    (0.56)    (2.33)    (6.04)     2.88
discontinued operations
Weighted average common
  Shares outstanding                    8,622    3,200(a)   1,325     1,022     1,022

Summary of Financial Position:
Total assets                            1,578     1,030     1,600     6,043    16,105
Long-term debt                             --        --        --        --        --
Stockholders' equity                    1,371       887       678     2,161     2,089

Dividends per share                      None      None      None      None      None

(a) See Note 1(i) to Financial Statements regarding increase in outstanding shares in December, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and 1998 Change of Control

      The Company is an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. In addition, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. Such investment has been written off as of March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations. The Company also entered a technology sharing agreement with EZCD.com pursuant to which they were to share music content and technology, which has not yet been adequately performed by EZCD. Such default could result in litigation (See "Item 1. - Business - Risk Factors - EZCD Investment Loss;
- Reliance on Artists and Independent Record Labels.") SITI currently employs a total of 20 employees and consultants, as compared to 2 employees in January, 1999. As a result of recent financings and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 14,000,000 shares as of June 15, 2000.

      SITI's history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN".

      As a result of the change of control, subsequent equity investments and option exercises through June, 2000, the directors and senior executive officers of the Company (along with family and associates) have invested or committed approximately $3,900,000 in cash for equity in the Company.

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

SUMMARY OF OPERATIONS; CONTINUING AND DISCONTINUED

      The following discussion relates to the Company's continuing operations since the Change of Control Transaction and its prior operations which were discontinued December 31, 1998.

CONTINUING OPERATIONS

      The following table sets forth certain financial data for continuing operations for the periods indicated. As a result of the December 11, 1998 Change of Control Transaction described in the Form 10-K for 1999 "Item 1. Business-Change of Control," the Company discontinued its previous operations. In accordance with Accounting Principles Board,

("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

                                                                       Years Ended March 31,
----------------------------------------------------------- ------------ -------------- ------------ --------------- ------------
Continuing Operations:                         2000              %         1999 (a)          %            1998            %
----------------------------------------------------------- ------------ -------------- ------------ --------------- ------------
                                                                       (Amounts in thousands)
Revenues                                           93              100%            0         -             0              -
                                           ---------------- --------------- ----------- ------------ --------------- ------------
Operating costs and expenses:
Cost of sales                                      55               59%            -         -             0              -
Selling, general and administrative             1,354            1,456%          414         -             0              -
                                           ---------------- --------------- ----------- ------------ --------------- ------------
Total operating costs and expenses              1,409            1,515%          414         -             0              -
                                           ---------------- --------------- ----------- ------------ --------------- ------------

Operating loss                                $(1,316)          (1,415%)       $(414)        -             -              -
                                           ================ =============== =========== ============ =============== ============

The three-month reporting period for continuing operations begins January 1, 1999 and ends March 31, 1999 and is not a full fiscal year, whereas data for fiscal 2000 is for a complete 12-month period.

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      During the fiscal year ended March 31, 2000, SITI recorded gross revenues of approximately $93,000. These revenues are primarily associated with the March 2000 New York Expo which the Company sponsored. During the prior fiscal year, the Company began to implement its new Internet business strategy, and there were no revenues from continuing operations.

OPERATING COSTS AND EXPENSES FROM CONTINUING OPERATIONS

      As a result of the Change of Control Transaction and the discontinuance of operations during the prior fiscal year, the Company experienced greater operating costs and expenses for the current fiscal year as compared to the same period in the prior year. During the fiscal year ended March 31, 2000, operating costs and expenses amounted to approximately $1,409,000 consisting of approximately $1,354,000 in selling, general and administrative expenses and approximately $55,000 in cost of sales.

      For the fiscal year ended March 31, 2000, selling, general administrative expenses consisted of approximately $339,000 in personnel and related expenses to hire officers and staff to assist in the development of SITI. Legal fees totaled approximately $171,000 for the twelve months ended March 31, 2000 resulting from corporate organizational matters and acquisition negotiations. For the fiscal year ended March 31, 2000, other expenses amounted to approximately $212,000 due to the printing and mailing costs associated with the annual meeting of the shareholders in December 1999, the first held since 1995. Outside services were approximately $207,000 for the twelve months ended March 31, 2000, primarily for accounting and other consultants before corporate offices were rented. For the twelve months ended March 31, 2000, accounting expenses totaled approximately $113,000 as a result of costs associated with the prior year's audit. As a result of SITI's move from executives' personal offices to an office in Manhattan in September 1999, the Company recorded approximately $77,000 in rent expense for the fiscal year ended March 31, 2000. SITI recognized approximately $77,000 in depreciation and amortization for the twelve months ended March 31, 2000 as a result of the acquisitions of Tropia Inc., HungryBands.com, NewMediaMusic.com and NewYorkExpo.com. For the twelve months ended March 31, 2000, SITI recognized approximately $34,000 in expenses for its transfer agent, public relations and costs of issuing press releases. Pursuant to SITI's purchase agreement for NewMediaMusic.com, founder Steve Zuckerman was entitled to 75% of the expo's profit before interest and taxes. This amount totaled approximately $23,000 and was accrued as commissions to him. The remaining $101,000 in operating costs and expenses relate to several costs associated in maintaining the office, such as telephone in the amount of approximately $18,000; office supplies in the amount of approximately $15,000; server co-location fees of approximately $17,000; and various expenses totaling approximately $51,000.

      The Company recorded approximately $55,000 for the year ended March 31, 2000 in cost of sales for certain expenses associated with the March 2000 Expo such as facilities fees of approximately $18,000 as well as approximately $14,000 for certain set-up fees. There were no cost of sales for the prior fiscal year.

      The operating costs and expenses for the fiscal year ended March 31, 1999 were primarily composed of compensation to employees via stock and options (See the Form 10-K for 1999 "Item 1. Business-Change of Control") and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. (See "Operating Loss from Continuing Operations.") In accordance with APB Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

OPERATING LOSS FROM CONTINUING OPERATIONS

      For the fiscal year ended March 31, 2000, SITI experienced an operating loss from continuing operations of approximately $1,316,000 due to the Company's efforts to grow in its industry. For the three months of continuing operations in the prior fiscal year, the Company experienced an operating loss of approximately $414,000 (the previous nine months represent operations discontinued on January 1, 1999). The operating loss was primarily composed of compensation to employees via stock and options (See the Form 10-K for 1999 "Item 1. Business-Change of Control") and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. The operating loss for fiscal 1999 is not indicative of a full year's operations.

OTHER INCOME AND EXPENSE RELATED TO CONTINUING OPERATIONS

      For the fiscal year ended March 31, 2000, SITI recognized approximately $457,000 in other expenses primarily due to the $500,000 loss on the investment in EZCD. (See "Item 1. Business - Risk Factors - EZCD Investment Loss.") This loss was partially offset by interest income of $43,000. This interest income is a result of the investment of increased cash balances resulting from private placements and stock purchases during the current fiscal year. The company had no income from continuing operations during the fiscal years ended March 31, 1999 and 1998, respectively. The expenses were primarily compensation to employees via stock and options as well as legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000 the Company had working capital of $1,093,000 which followed from the infusions of cash after the December, 1998 Change of Control transaction. A total of approximately $3,900,000 in cash has been invested or committed in the Company since 1998 (including $ 1,150,000 invested in June, 2000). The following information, to the extent that it relates to prior discontinued operations, should not be relied on as an indicator of future performance.

      Net cash used by operations decreased from $1,956,000 in fiscal 1999 to approximately $937,000 in the current fiscal year. During the prior fiscal year, SITI discontinued its prior operations resulting in a $1,925,000 use of cash for discontinued operations. However, during the current fiscal year, cash was used entirely to develop the Company's Internet business strategy (continuing operations).

      Net cash used by operations decreased from approximately $3,012,000 in fiscal 1998 (all discontinued operations) to $1,956,000 in fiscal 1999 (primarily discontinued operations). The Company called its employee loans during the quarter ended December 31, 1998. These loans were collateralized by the Company's Common Stock. The former employees elected to default on their respective loans resulting in a write-off in employee loans and the purchase of treasury stock. These decreases were partially offset by the elimination of a litigation reserve of $645,000 as well as the reduction in accounts payable and accrued expenses of approximately $182,000 and $335,000, respectively, all in connection with discontinued operations.

      Net cash provided by investing activities decreased from $273,000 in fiscal 1999 to approximately $1,082,000 net cash used in investing activities in the current fiscal year primarily due to the purchase of approximately $486,000 in marketable securities. In May 1999 the Company was reimbursed $23,000 as a result of the termination of its agreement with Minutemeals.com, Inc. As of March 31, 2000, the Company wrote-off its investment in Volatile Media, Inc. (See "Item 1. Business - Risk Factors - EZCD - Investment Loss")

      There were essentially no financing activities during the fiscal year ended March 31, 1998. As a result of the change of control in December, 1998 and the exercise of options, net cash provided by financing activities for the fiscal year ended March 31, 1999 totaled approximately $1,090,000, all used in continuing operations. The Company received approximately $1,750,000 from the proceeds of the recent financings. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters,") and certain options were exercised for an aggregate of approximately $12,000 during the fiscal year ended March 31, 2000.

      Capital expenditures amounted to approximately $119,000, $74,000 and $199,000, respectively, for the twelve months ended March 31, 2000, March 31, 1999 and March 31, 1998. Capital expenditures in 2000 were for computer and office equipment, used in continuing operations. For the fiscal years 1999 and 1998, capital expenditures relate entirely to discontinued operations terminated in December, 1998.

      The Company currently is financing its daily operations through the application of the proceeds of the investments in the Company since December 1998 (see "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters"). Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next twenty-four months. Further, the Company's ability to continue its operations is highly dependent on its future ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; and (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of such stockholders. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INFLATION

      The Company does not believe that the relatively moderate rates of inflation in recent years have had a significant effect on its net revenue and profitability.

SUMMARY OF FISCAL 1999 AND 1998 DISCONTINUED OPERATIONS

      The following discussion relates solely to discontinued businesses in certain wireless data patents that preceded the Company's bankruptcy reorganization (1995 to 1997) (see the Form 10-K for 1999 "Item 3. Legal Proceedings"), the Company's unsuccessful software products for use in high speed Internet data transmission (1997-1998) (see "Item 1

Business- Prior Company History" in Form 10-K for 1999) and the change of control transaction of December, 1998. This discussion should not be relied upon as an indication of future performance and is presented as a separate discussion in accordance with APB Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business." Further, in order to separate the effect of continuing operations from the discontinued operations, the reporting period for discontinued operations is the nine-month period ending December 31, 1998 and is not a full fiscal year. The prior reporting period ending March 31, 1998 represents a full twelve-month fiscal year.

      The following table sets forth, for the periods indicated, the percentage relationship that certain items bear to revenue from discontinued operations. This summary provides trend data relating to the Company's discontinued operations. Amounts set forth below also reflect the Company's Data One and Computer Bay subsidiaries as operations which were discontinued prior to December 11, 1998.

OPERATING RESULTS FROM FISCAL 1999 AND 1998 DISCONTINUED OPERATIONS

   Operating Results from Discontinued Operations

                                            Period Ended December 31,          Year Ended March 31,
-------------------------------------------------------------------------------------------------------
                                                 1998 (a)          %            1998            %
-------------------------------------------------------------------------------------------------------
                                                               (Amounts in thousands)
Revenues                                        $ 2,324           100.0%       $ 1,833        100.0%
                                                ----------------------------------------------------
Operating costs and expenses:
  Cost of revenues                                   --            --               52          2.8%
  Selling, general and administrative             4,115           177.1%         5,015        273.6%
                                                ----------------------------------------------------
Total operating costs and expenses                4,115           177.1%         5,067        276.4%
                                                ----------------------------------------------------
Operating income (loss)                         $(1,791)          (77.1%)      $(3,234)      (176.4%)
                                                ----------------------------------------------------
Other income and (expenses)                         471            20.2%           157          8.5%
                                                ----------------------------------------------------
(Loss) from discontinued operations             $(1,320)          (56.9%)      $(3,077)      (167.9%)
                                                ----------------------------------------------------

(a) The nine-month reporting period for discontinued operations ends December 31, 1998 and is not a full fiscal year, whereas data for 1998 is for a complete 12-month period.

CONSOLIDATED REVENUES FROM DISCONTINUED OPERATIONS

      Consolidated revenues from discontinued operations increased approximately $491,000 or 27% for the nine month period ended December 31, 1998 as compared to the prior year, due to a $626,000 or 37% increase in licensing revenues offset by a $135,000 or 94% decrease in merchandise sales.

      The increase in licensing revenues for the nine months ended December 31, 1998, as compared to the twelve-month period in the prior fiscal year is primarily due to the Company's recognition of approximately $1,350,000 in revenues and $153,000 of accelerated royalty income. These amounts were recognized in connection with an up-front fee pursuant to a license agreement that the Company entered into during the 1999 fiscal year, and the acceleration of a guaranteed payment pursuant to a licensing agreement. This non-recurring increase was partially offset by the decrease associated with the renegotiation of a license agreement which the Company entered into in the prior fiscal year. No further revenue is expected from these licensing agreements. The Company has no future obligations to provide goods or services under these agreements. The Company is not currently aware of any significant unlicensed manufacturers that are infringing the Company's discontinued wireless data products and associated patents. Furthermore, the Company is no longer carrying these assets at any value, and does not expect them to provide material future revenues.

      Merchandise sales decreased for the nine months ended December 31, 1998 as compared to the twelve months ended March 31, 1998 because of (i) the continued effects of a licensing agreement the Company entered into with a distributor, which agreed to assume the Company's activation kit business during the quarter ended December 31, 1997, and (ii) the discontinuance of the Company's prior business in December 1998. Under the licensing agreement, the distributor had committed to undertake specified marketing efforts intended to stimulate the market for activated cellular capable modems and to pay the Company a royalty for each activation kit it sells.

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

      The decrease in selling, general and administrative expenses for the nine months ended December 31, 1998 as compared to the prior fiscal year was primarily due to a decrease in outside services (mainly the independent contractors retained to assist in the development of the Company's software product) of $792,000 or 66%, due to the completion of this product. Selling, general and administrative expenses further decreased as a result of the Company's change in control. As a result of this change, all existing SITI employees were terminated and the facilities in Purchase, New York, as well as all other offices, were closed in December 1998.

OPERATING LOSS FROM DISCONTINUED OPERATIONS

      The Company's operating loss decreased $1,443,000, or 45%, to $1,791,000 for the nine months ended December 31, 1998 as compared to the twelve-month period in the prior fiscal year. This decrease was primarily due to decreased selling, general administrative expenses of $900,000 or 18% and increased licensing revenues of $626,000 or 37%.

OTHER INCOME AND EXPENSE RELATED TO DISCONTINUED OPERATIONS

      Other income increased approximately $314,000 or 200% for the nine-month period ended December 31, 1998 as compared to the year ended March 31, 1998 as a result of the elimination of the litigation reserve, which resulted in the recognition of approximately $416,000 in income. This increase was partially offset by a $130,000 or 82% decline in interest income for the period reported, as compared to the same period in the prior fiscal year. Interest income decreased because the Company had lower cash balances than during the prior fiscal year.

      In addition, as discussed in the Form 10-K for 1999 "Item 1. Business - Change of Control," on December 11, 1998, the Company entered into a Stock Purchase Agreement with Powers & Co., the principal of which is Lawrence M. Powers. Pursuant to this Stock Purchase Agreement, Lawrence M. Powers, through Powers & Co., purchased 3,000,000 shares of the Company's common stock (which totaled approximately 54.9% of the outstanding aggregate shares of voting stock of the Company at the time) and an option to acquire an additional 1,800,000 shares of the Company's common stock at an exercise price of $0.15 per share, for an aggregate purchase price of $600,000. As a result of this transaction and subsequent investments and option exercises, an aggregate of $1,007,000 of new equity was invested in the Company. Giving effect to this change of control transaction, and losses from continuing and discontinued operations, resulted in a net loss of $1,804,000 for the fiscal year ending March 31, 1999 as compared to a net losses of $3,077,000 in the fiscal year ending March 31, 1998.

      In view of the Company's new Internet business strategy since 1998 and the rapidly evolving nature of its business, information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance.

YEAR 2000 READINESS DISCLOSURE

      Reflecting the work completed on the Company's year 2000 assessment program, the Company's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. The Company is not aware of any significant year 2000 problems encountered internally or with third parties with which it does business. The Company was not required to spend material amounts on this matter. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing operations as a result of the year 2000 issue.

      However, although remote, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge. To the extent any Year 2000 issues arise, that could expose the Company to certain risks, such as the nonperformance by third parties of obligations to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company had no short-term investments as of March 31, 2000, except for certain 90-day bonds the Company has purchased. These investments are classified as available for sale securities whereby any unrealized gain or loss is recorded on the balance sheet as a separate component of stockholders' equity. Market risk relating to the Company's interest bearing cash equivalents held as of March 31, 2000 is considered to be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Effective August 31, 1999, the Board of Directors of the Company engaged the accounting firm of Edward Isaacs & Company LLP as independent auditors for the Company. Edward Isaacs & Company LLP replaced the firm of BDO Seidman LLP, whose engagement was terminated (upon the expiration of their engagement) by the Company's Board of Directors effective as of August 31, 1999. (See Proxy Statement as of 12/14/99.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

        Name                        Age   Position with the Company

      Lawrence M. Powers            68    Chairman, Chief Executive Officer

      Robert Ingenito               57    Vice Chairman of the Board, President

      John Iannitto                 51    Executive Vice President

      Barclay V.  Powers            37    Director

      Toni Ann Tantillo             33    Chief Financial Officer, Vice
                                          President, Secretary and Treasurer

      Theodore Mazola               29    Vice President, Technical Director

      Steven Zuckerman              41    Vice President, New Media Development

Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 68, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1 billion plastics manufacturing group operating 53 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995, and is still a major securities holder of Spartech. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School. Mr. Powers is the father of Barclay V. Powers, a Director of the Company.

      Robert Ingenito,57, has served as a Director of the Company since the change of control transaction in December, 1998. Mr. Ingenito was a founder and, since 1989, served as Chief Executive Officer of Access Communications and Access Direct, two established data service companies ($32 million in sales). Access Direct produces high volume, highly segmented mail correlated to its clients segmented databases; Access Communications produces critical documents from on-line transmissions from its clients and was sold in 1999. Prior to that, he was the President and a principal of Axciom Corporation (NYSE) when it went public in 1982. Axciom has become an $800 million database management firm, and purchased Access Communications in 1999.

      John Iannitto, 51, has served the Company as Executive Vice-President since June, 2000. He has a 25-year background in advertising, consumer product management, marketing and promotions, operating his own successful agency, RSI Marketing, for 20 years. Before starting his own marketing business, he was a product manager at General Foods and Lever Brothers. His clients at RSI Marketing include Johnson & Johnson (Personal Products), and also its joint venture with Merck (Drug Products), McNeil Consumer Healthcare (Tylenol) and Merial (Veterinary Products). Mr.

Iannitto received his M.B.A. at Pace University and his A.B. at St. Francis College in New York. His expertise is in development of new product launch programs, and marketing established brands and services. He will be active in management supervision of the New Media Music newsletter expansion, intended to also generate artists and fans for the Company's services business, the Company's 2001 New Media Music Expo, and other new and ongoing projects of the Company.

      Barclay V. Powers, 37, has served as a Director of the Company since 1999. He is a graduate of Columbia University, and was an executive associate for five years to the Chairman/CEO of Spartech, specializing in marketing projects, acquisitions and joint ventures. Since 1992 has been an independent film producer, making and marketing documentaries and a feature film, all aimed at the college youth market. Barclay Powers is the son of Lawrence M. Powers, Chairman and CEO of the Company.

      Toni Ann Tantillo, 33, has served as the Company's Chief Financial Officer, Vice President, Secretary and Treasurer since December 1999. Prior to her election, she worked as an independent consultant to SITI since the change of control in December 1998. From 1995 to December, 1998, Ms. Tantillo was the Asst. Controller and Controller of SITI. Ms. Tantillo, a Certified Public Accountant was educated at Iona College in New Rochelle, New York.

      Ted Mazola, 29, has served as the Company's Vice President/Technical Director since January, 2000. He founded the Company's division HungryBands.com, and co-founded the NewMediaMusic.com division. Prior to his election, he was employed in computer operations at Brooklyn Union Gas Company when he started these two web businesses and sold them to SITI.

      Steve Zuckerman, 41, has served as the Company's Vice President/New Media Development since January, 2000. He founded the New York Music and Internet Expo division described above, and co-founded the New Media Music.com division which he sold to SITI for stock therein. He has 20 years experience and contacts in the music industry, primarily in news gathering and more recently, Internet business development.

Compliance with Section 16 of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 1999 fiscal year, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements except as set forth below.

      Mr. Lawrence M. Powers was delinquent in filing a Form 4. Mr. Barclay Powers was delinquent in filing a Form 4. Mr. Robert Ingenito was delinquent in filing a Form 4. Mr. Theodore Mazola was delinquent in filing a Form 3. Mr. Steven Zuckerman was delinquent in filing a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2000, who served as Chief Executive Officer and during the Company's 1999 fiscal year, where he was the Chief Executive Officer for approximately three months, and four individuals who were among the highest paid employees for the fiscal year ended March 31, 2000. The table also includes two individuals who were among the highest paid employees for the 2000 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had no executive officers serving as such at the end of its 2000 fiscal year whose aggregate compensation exceeded $100,000.

                                    Summary Compensation Table
                                                                                         Long-Term Compensation Payouts
                                            Annual Compensation
                                                                                    Grants & Awards

                                                                              Other       Restricted     Shares                All
Name and                                                                      Annual      Stock          Underlying   LTIP     other
Principal Position                      Year       Salary         Bonus       Comp.       Awards         Options      Payouts  Comp.
------------------                      ----       ------         -----       ------      ----------     --------     -------  -----
Lawrence M. Powers                      2000       75,000(1)      -0-          -0-          -0-          -0-          -0-       -0-
Chairman and Chief                      1999       18,250(1)(5)   -0-          -0-          -0-          -0-          -0-       -0-
Executive Officer                       1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-

Robert Ingenito                         2000       25,000(1)      -0-          -0-          -0-          -0-          -0-       -0-
Vice-Chairman and                       1999       -0-            -0-          -0-          -0-          -0-          -0-       -0-
President                               1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-

Jon M. Gerber                           2000       59,231(2)      -0-          -0-          -0-          -0-          -0-       -0-
Former Executive Vice-,                 1999       12,500(1)      -0-          -0-          -0-          -0-          -0-       -0-
President, Secretary,                   1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Treasurer and Director

Toni Ann Tantillo                       2000       12,980(5)      14,100(3)    11,700(4)    -0-          -0-          -0-       -0-
Chief Financial Officer,                1999       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Vice President,                         1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Secretary and Treasurer

Theodore Mazola                         2000       22,231(5)      -0-          -0-          -0-          -0-          -0-       -0-
Vice-President,                         1999       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Technical Director                      1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-

Steven Zuckerman                        2000       21,250(5)      -0-          -0-          -0-          -0-          -0-       -0-
Vice-President,                         1999       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Technical Director                      1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-

Jonathan Blank                          2000       17,500(5)      -0-          -0-          -0-          -0-          -0-       -0-
Former Chief Executive                  1999       -0-            -0-          -0-          -0-          -0-          -0-       -0-
Officer - Tropia, Inc.                  1998       -0-            -0-          -0-          -0-          -0-          -0-       -0-

(1) This amount represents Mr. Powers', Mr. Ingenito's and Mr. Gerber's contribution of services charged against earnings. No compensation was paid by the Company to Messrs. Powers or Ingenito with respect to these services. Mr. Ingenito's contribution began in January 2000.

(2) Included in this amount is Mr. Gerber's contribution through for the first quarter of the current fiscal year. Mr. Gerber began collecting a salary during the second quarter of the current fiscal year, and left the Company in September, 1999.

(3) Represents the dollar value associated with a stock bonus granted based upon performance in February, 2000.

(4) Represents compensation as an independent consultant for the period December 1, 1999 to January 31, 2000.

(5) Represents partial year compensation based upon individual election as officer. Mr. Blank left the Company in December, 1999.

Option Grants in Last Year

      No options were granted during the fiscal year ended March 31, 2000. Certain of the Named Individuals did purchase options as referred to in "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2000 fiscal year. Further, there were no options awarded as compensation held by each of the Named Executive Officers at March 31, 2000. Any options held by such individuals were purchased pursuant to stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

Compensation of Directors

      At present, the Board does not award compensation to its directors.

Employment Agreements

      At present the Company does not maintain employment agreements or other arrangements with its executive officers, except for its agreement with Mr. Zuckerman regarding his retention of 15% of the 2001 Expo's earnings before interest and taxes (See "Note 10 to the Consolidated Financial Statements.") and the agreements described below.

      In connection with the ongoing services of Messrs. Ingenito and Iannitto, they have agreed that the Company will not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but will grant stock and options as follows:
                             Fiscal 2001          Fiscal 2002
                             -----------          -----------

      Robert Ingenito        300,000 shares       Options to purchase 300,000
                                                  shares at $.50 per share,
                                                  exercisable for five years
                                                  (until 6/30/2006)
      John Iannitto          200,000 shares       Options to purchase 200,000
                                                  shares at $.50 per share,
                                                  exercisable for five years
                                                  (until 6/30/2006)

      Mr. Powers does not expect to receive any cash compensation, stock or options for his services for such two fiscal years.

      At present, the Company does not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 9, 2000, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                    Shares of Common Stock   Beneficially Owned
Name of Owner                              Number             Percent of Class
-------------------------------------------------------------------------------

Lawrence M. Powers                      8,436,666(1)             61.3%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito                         2,450,000(2)(5)         17.8%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers                       4,218,333               30.6%
665 Walther Way
Los Angeles, CA 90049

John Iannitto                           1,500,000(3)(5)(6)      10.9%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Jon M. Gerber (former officer)            190,000                1.4%
3333 Henry Hudson Parkway
Riverdale, NY

Toni Ann Tantillo                          30,834                  *
115 Whitman Road
Yonkers, NY  10710

Theodore Mazola                            80,000                  *
36 Fieldway Avenue
Staten Island, NY  10308

Steven Zuckerman                           30,000                  *
519 Bloomfield Avenue
Apt #6G
Caldwell, NJ

Jonathan Blank (former officer)          195,833(4)             1.4%
4239 Coolidge Avenue
Los Angeles, CA 90066

Current Directors and                  12,527,500(7)              91%
Executive Officers as a
Group (7 persons):
----------------------
* Less than 1%

(1) Consists of 6,736,666 shares and options to purchase an additional 1,700,000 shares of SITI's common stock. Shares and options held by Mr. Lawrence Powers also include 3,368,333 shares and options to purchase an additional 850,000 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting or investment thereon.

(2) Consists of 1,600,000 shares and options to purchase an additional 850,000 shares of SITI's common stock.

(3) Consists of 1,000,000 shares and options to purchase an additional 500,000 shares of SITI's common stock.

(4) Amount is net of 50,000 shares returned to the Company pursuant to a settlement agreement. (See "Item 3. - Legal Proceedings.")

(5) Does not include stock or options payable under their employment arrangements for fiscal 2001 and 2002. (See "Item 11. - Executive Compensation - Employment Agreements.")

(6) Represents shares and options held by RSI Marketing, a sole proprietorship owned by John Iannitto.

(7) Consists of a total of 9,477,500 shares and options to purchase an additional 3,050,000 shares of SITI's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Steven Gross, an investor, was formerly a law partner of Mr. Powers. Mr. Gross is now a senior partner of Sills Cummis Radin Tischman Epstein & Gross, P.A., a large law firm based in Newark, NJ. His law firm has been counsel to the Company.

FINANCING IN FISCAL 2000

      For a discussion of sales of unregistered securities by the Company to certain members of management during the portion of its 2000 fiscal year ending prior to February, 2000 see the Form 10-K for 1999, "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" and the Form 10-Q for 12/31/99, "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 2. Changes in Securities."

      In February, 2000, SITI issued an aggregate of 159,500 additional shares of its common stock to certain of its employees and consultants in consideration of their services to SITI.

      As of June 8, 2000, principal investors, directors and executives, Lawrence M. Powers, Robert Ingenito and John Iannitto, agreed with the Company to invest an additional $1,000,000 for common stock and options, on the following basis:


      (a) Mr. Powers would invest $500,000 for 2,000,000 shares of common stock, together with options, to purchase an additional 1,000,000 shares for $.50 per share, exercisable for five years.

      (b) Messrs. Ingenito and Iannitto would each invest $250,000 for 1,000,000 shares of common stock, respectively, together with options, respectively, to purchase an additional 500,000 for shares for $.50 per share, exercisable for five years.

      Messrs. Powers, Ingenito and Iannitto plan immediately to divide their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor), in varying amounts by gift or by assignment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K:

      1.    Consolidated Financial Statements:

            The consolidated financial statements filed as a part of this report are listed in the "Index to Consolidated Financial Statements" at
            Item 8.

      2.    Consolidated Financial Statement Schedules:

            The consolidated financial statement schedule filed as part of this report is listed in the "Index to Consolidated Financial Statements" at Item 8.

            Schedules other than that listed on the accompanying Index to Consolidated Financial Statements are omitted for the reason that they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

2.1   Acquisition Agreement Between the Company and Tropia, Inc. (3)

3.1   Certificate of Incorporation of SITI-Sites.com, Inc. as amended. (2)
3.2   Amended and Restated Bylaws of SITI-Sites.com, Inc., as amended (2)
3.3   Restated Certificate of Incorporation of the Company (2)
3.4   Restated Bylaws of the Company. (2)
10.1 Investment and Business Development Agreement Among the Company, Minutemeals.com, Inc., Joseph Langhan and Donald Moore, dated March 19, 1999 (4)
10.2 Stock Purchase Agreement Between the Company and Powers & Co. dated December 11, 1998 (4)
10.3 Stock Purchase Agreement Between the Company and Robert Ingenito dated December 12, 1998 (4)
10.4 Stock Purchase Agreement Between the Company and Steven Gross dated December 12, 1998 (4)
10.5  Option Agreement Entered Into Between the Company and Maurice W. Schonfeld
      (4)
10.6 Termination Agreement Dated as of May 28, 1999 Among the Company, Minutemeals.com, Inc., Joseph Langhan, and Donald Moore (4)
10.7  Stock Purchase Agreement dated July 26, 1999 (Powers) (2)
10.8 Content and Technology Sharing Agreement dated December 23, 1999, between the Company and Volatile Media, Inc. (5)
10.9  Stock Purchase Agreement dated December 23, 1999 (Powers and Ingenito) (1)
10.10 Option Agreement dated December 23, 1999 Entered Into Between the Company and Lawrence M. Powers (1)
10.11 Option Agreement dated December 23, 1999 Entered Into Between the Company and Robert Ingenito (1)
10.12 Subscription Agreement dated February 8, 2000 Between the Company and Volatile Media, Inc. (5)
10.13 SITI-Sites.com, Inc. 1999 Stock Option Plan (5)
10.14 Purchase Agreement dated January 3, 2000, between the Company and Theodore Mazola (6)
10.15 Purchase Agreement-2 dated January 3, 2000, among the Company and Theodore Mazola and Steven Zuckerman(6)
10.16 Lettter Agreement dated January 3, 2000, executed by New York Music Expo, Inc. in favor of the Company(6)
10.17 Settlement Agreement Dated May 1, 2000 Among the Company and Jonathan Blank, Ari Blank and Arjun Nayyer (1)
10.18 Stock Purchase Agreement dated June 8, 2000 (Powers, Ingenito and Iannitto) (1)
10.19 Employment Arrangements Agreement dated June 12, 2000 Entered Into Between the Company and Messrs. Robert Ingenito and John Iannitto (1)
10.20 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and Lawrence Powers (1)
10.21 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and Robert Ingenito (1)
10.22 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and John Iannitto (1)
10.23 Stock Purchase Agreement dated June 13, 2000 (Colvil Investments, LLC purchase) (1)
10.24 Stock Option Agreement Dated June 13, 2000, Entered Into Between the Company and Colvil Investments, LLC (1)
10.25 Stock Purchase Agreement dated June 16, 2000 (Steven Gross purchase) (1)
10.26 Stock Option Agreement Dated June 16, 2000, Entered Into Between the Company and Steven Gross (1)

23.1  Consent of Edward Isaacs and Company, LLP (1)
23.2  Consent of BDO Seidman, LLP (1)
27.1  Financial Data Schedule (1)

Notes:

(1)   Filed Herewith.
(2) Previously Filed as an Exhibit to the Company's Definitive Proxy Statement Effective December 14, 1999, and incorporated herein by reference.
(3) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999, and incorporated herein by reference.

(4) Previously Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999, and incorporated herein by reference.
(5) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
(6) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.

(b) Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K dated January 18, 2000 announcing the acquisitions of HungryBands.com, NewMediaMusic.com and NewYorkExpo.com in "Item 2. Acquisition and Disposition of Assets" as well as the investment in Volatile Media, Inc. and certain sales or transfers of the Company's common stock in "Item 5. Other Events."

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SITI-SITES.COM, INC.


Dated:  June 21, 2000                 By  /s/ Toni Ann Tantillo
                                         ------------------------------------
                                                 Toni Ann Tantillo
                                            (Chief Financial Officer, Vice
                                               President, Secretary and
                                                   Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 21, 2000                 By  /s/ Lawrence M. Powers
                                          -----------------------------------
                                                  Lawrence M. Powers
                                             (Chief Executive Officer and
                                               Chairman of the Board of
                                                      Directors)

Dated:  June 21, 2000                 By  /s/ Robert Ingenito
                                          -----------------------------------
                                                   Robert Ingenito
                                           (President and Vice-Chairman of
                                               the Board of Directors)

Dated:  June 21, 2000                 By  /s/ Barclay V. Powers
                                          -----------------------------------
                                                  Barclay V. Powers
                                                      (Director)

                       SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                        And Financial Statement Schedule

Report of Independent Certified Public Accountants                                                F-2

Report of Independent Certified Public Accountants                                                F-3

Consolidated Balance Sheets as of March 31, 2000 and 1999                                         F-4

Consolidated Financial Statements for Each of the Three Years in the Period Ended March 31, 2000

Consolidated Statements of Operations and Comprehensive Loss                                      F-5

Consolidated Statements of Stockholders' Equity                                                   F-6

Consolidated Statements of Cash Flows                                                             F-7

Notes to Consolidated Financial Statements                                                 F-8 - F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SITI-Sites.com, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of SITI-Sites.com, Inc. and subsidiary (the "Company") as of March 31, 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITI-Sites.com, Inc. and subsidiary at March 31,2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

EDWARD ISAACS & COMPANY LLP
White Plains, New York
May 25, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SITI-Sites.com, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of SITI-Sites.com, Inc. and Subsidiary as of March 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITI-Sites.com, Inc. and Subsidiary at March 31, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

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

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 11, 1999

SITI-Sites.com, Inc. and Subsidiary
Consolidated Balance Sheets
(Amounts in thousands)

March 31,                                                     2000         1999
-------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                 $   750     $ 1,007
  Marketable securities                                         490          --
  Receivables and other assets                                   60          --
                                                            -------     -------
            Total current assets                              1,300       1,007
                                                            -------     -------

  Property  and  Equipment,  net  of  accumulated               109
    depreciation
  Investment in Minutemeals.com                                  --          23

Intangibles:
     Goodwill                                                   236          --
      Less: Accumulated amortization                            (67)         --
                                                            -------     -------
Intangibles, net                                                169          --
                                                            -------     -------

            Total assets                                    $ 1,578     $ 1,030
                                                            =======     =======

Liabilities and Stockholders' Equity:
Current Liabilities
  Accounts payable and accrued liabilities                  $   137     $    24
  Accrued legal fees                                             70          51
  Net liabilities of discontinued operations                     --          68
                                                            -------     -------
            Total current liabilities                           207         143
                                                            -------     -------

            Total liabilities                                   207         143
                                                            -------     -------

Commitments and contingencies

Stockholders' Equity:
 Preferred stock $.001 par value, 5,000 shares
 and 1,500 shares authorized, respectively, and
 none issued and outstanding                                     -            -

 Common stock, $.001 par value, 35,000 shares
 and 10,000 shares authorized, respectively, and
 9,812 and 7,904 issued and outstanding, respectively            10           8
 Paid-in capital                                             75,938      73,752
 Accumulated deficit                                        (74,270)    (72,562)
                                                            -------     -------
                                                              1,678       1,198
 Treasury stock, 62 shares at cost, respectively               (311)       (311)
 Accumulated Other Comprehensive Income                           4           -
                                                            -------     -------
            Total stockholders' equity                        1,371         887
                                                            -------     -------

Total liabilities and stockholders' equity                  $ 1,578     $ 1,030
                                                            =======     =======

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

Year ended March 31,                                                             2000          1999          1998
-------------------------------------------------------------------------------------------------------------------
Revenues                                                                        $    93       $    --       $    --
                                                                                -------       -------       -------

Operating costs and expenses:
  Cost of sales                                                                      55            --            --
  Selling, general and administrative expenses                                    1,354           414            --
                                                                                -------       -------       -------
             Total operating costs and expenses                                   1,409           414            --
                                                                                -------       -------       -------

Operating loss                                                                   (1,316)         (414)           --
                                                                                -------       -------       -------
Other income (expense):
   Loss on investment in Minutemeals.com                                             --           (82)           --
   Loss on investment in Volatile Media (EZCD.com)                                 (500)           --            --
   Interest income                                                                   43            12            --
                                                                                -------       -------       -------
   Total other income (expense), net                                               (457)          (70)           --
                                                                                -------       -------       -------
Loss from continuing operations                                                  (1,773)         (484)           --
                                                                                -------       -------       -------
Discontinued operations:
   Income(loss) from discontinued operations                                         65        (1,320)       (3,077)
                                                                                -------       -------       -------
Income (loss) from discontinued operations                                           65        (1,320)       (3,077)
                                                                                -------       -------       -------

Net loss                                                                        $(1,708)      $(1,804)      $(3,077)
                                                                                -------       -------       -------
   Other Comprehensive Income, net of tax                                             4             3            27
                                                                                -------       -------       -------
Comprehensive loss                                                              $(1,704)      $(1,801)      $(3,050)
                                                                                =======       =======       =======

Basic and diluted loss per common share:
   Loss  from continuing operations                                             $  (.21)      $  (.17)      $    --
   Income (loss) on discontinued operations                                         .01          (.39)        (2.33)
                                                                                -------       -------       -------
Net loss per common share                                                       $  (.20)      $  (.56)      $ (2.33)
                                                                                =======       =======       =======
Weighted Average Number of Common Shares used in
basic and diluted calculation (see note 1 (i) to financial
statements)                                                                       8,622         3,200         1,325
                                                                                =======       =======       =======

See accompanying notes to consolidated financial statements

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                      Class A Convertible
                                                        Preferred Stock                 Common Stock
                                                 ------------------------------    -----------------------

                                                                                                            Paid-in
                                                      Shares             $           Shares        $        Capital

                                                 -----------------------------------------------------------------------
Balance, March 31, 1997                                     1,022            $ 1         1,022      $ 1        $ 70,170

Net loss                                                        -              -             -        -               -
Unrealized gain on marketable securities                        -              -             -        -               -
Issuance of Class A convertible Preferred stock                67              -             -        -             300
Conversion of Class A convertible Preferred
stock to common                                              (276)             -           276        -               -
Issuance of common stock                                        -              -           259        1           1,270
Purchase of treasury stock                                      -              -             -        -               -
                                                 -----------------------------------------------------------------------
Balance, March 31, 1998                                       813            $ 1         1,557      $ 2        $ 71,740

Net loss                                                        -              -             -        -               -
Conversion of Class A convertible Preferred                  (813)            (1)          813        1               -
stock to common stock
Unrealized gain on marketable securities                        -              -             -        -               -
Issuance of common stock and options                            -              -         5,534        5           1,716
Purchase of treasury stock                                      -              -             -        -               -
Contribution of services by management                          -              -             -        -              31
Contribution of administrative services                         -              -             -        -             250
Contribution of rent by management                                                                                   15
                                                 -----------------------------------------------------------------------
Balance, March 31, 1999                                         -            $ -         7,904       $8        $ 73,752

Net loss                                                        -              -             -        -               -
Issuance of common stock and options                            -              -         1,908        2           2,048
Unrealized gain on marketable securities                        -              -             -        -               -
Contribution of services by management                          -              -             -        -             113
Contribution of rent by management                                                                                   25

                                                 =======================================================================
Balance, March 31, 2000                                         -            $ -         9,812     $ 10        $ 75,938
                                                 =======================================================================
                                                                       Treasury Stock

                                                                       ----------------
                                                                                              Accumulated
                                                    Accumulated                                  Other
                                                      Deficit       Shares          $        Comprehensive          Total
                                                                                                 Income
                                                 -------------------------------------------------------------------------------
Balance, March 31, 1997                                 $ (67,681)           1      $(300)             $(30)             $ 2,161

Net loss                                                   (3,077)           -           -                 -             (3,077)
Unrealized gain on marketable securities                         -           -           -                27                  27
Issuance of Class A convertible Preferred stock                  -           -           -                 -                 300
Conversion of Class A convertible Preferred
stock to common                                                  -           -           -                 -                   -
Issuance of common stock                                         -           -           -                 -               1,271
Purchase of treasury stock                                       -           3         (4)                 -                 (4)
                                                 -------------------------------------------------------------------------------
Balance, March 31, 1998                                 $ (70,758)           4      $(304)             $ (3)               $ 678

Net loss                                                   (1,804)           -           -                 -             (1,804)
Conversion of Class A convertible Preferred                      -           -           -                 -                   -
stock to common stock
Unrealized gain on marketable securities                         -           -           -                 3                   3
Issuance of common stock and options                             -           -           -                 -               1,721
Purchase of treasury stock                                       -          58         (7)                 -                 (7)
Contribution of services by management                           -           -           -                 -                  31
Contribution of administrative services                          -           -           -                 -                 250
Contribution of rent by management                                                                                            15
                                                 -------------------------------------------------------------------------------
Balance, March 31, 1999                                 $ (72,562)          62      $(311)               $ -               $ 887

Net loss                                                   (1,708)           -           -                 -             (1,708)
Issuance of common stock and options                             -           -           -                 -               2,050
Unrealized gain on marketable securities                         -           -           -                 4                   4
Contribution of services by management                           -           -           -                 -                 113
Contribution of rent by management                                                                                            25

                                                 ===============================================================================
Balance, March 31, 2000                                 $ (74,270)          62      $(311)               $ 4             $ 1,371
                                                 ===============================================================================

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Cash Flows

(Amounts in thousands)

Year ended March 31,                                                                   2000          1999          1998
------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                                            $(1,708)      $(1,804)      $(3,077)
Adjustments to reconcile net loss to net cash used by continuing activities:
Loss on Volatile Media, Inc. (EZCD.com)                                                 500             -             -
Compensation to employees and consultants  via stock and options                         75           250             -
Contribution of services by management                                                  113            31             -
Contribution of rent by management                                                       25            15
Depreciation/amortization                                                                77             -
(Increase) in receivables and other assets                                              (60)            -             -
  Increase(decrease)  in:
  Accounts payable                                                                      113             4             -
  Accrued liabilities                                                                    (4)           71             -
 Net liabilities of discontinued operation                                              (68)            -             -
 (Income)loss on discontinued operations                                                (65)        1,320         3,077
 Loss on investment in Minutemeals.com                                                    -            82             -
                                                                           -------------------  ------------  ---------
Net cash used by continuing operations                                               (1,002)          (31)            -

Net cash provided (used) by discontinued operations                                      65        (1,925)        (3,012)
------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                  (937)       (1,956)        (3,012)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of marketable securities                                               -           449         1,759
Proceeds from sale of property and equipment                                              -             3             3
Purchase of marketable securities                                                      (486)            -             -
Investment in Volatile Media, Inc. (EZCD.com)                                          (500)            -             -
Recovery of investment in Minutemeals.com                                                23             -             -
Purchase of property and equipment                                                     (119)          (74)         (199)
Investment in Minutemeals.com                                                             -          (105)            -
Issuance of employee loans                                                                -             -           (79)
------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                    (1,082)           273         1,484
------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                            1,750           800             -
Proceeds from the exercise of stock options and warrants                                 12           297             -
Purchase of treasury stock                                                                -            (7)           (4)
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                      1,762         1,090            (4)
------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                              (257)         (593)       (1,532)
Cash and cash equivalents, beginning of year                                          1,007         1,600         3,132
------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of year (including cash amounts in net
assets of discontinued operations)                                                     $750        $1,007        $1,600
                                                                                       ====        ======        ======

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, and its wholly-owned subsidiary, Tropia, Inc., a Delaware corporation, ("Tropia"), (referred to collectively as "SITI" or the "Company") operate as an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. In addition, the Company made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. Such investment has been written off as of March 31, 2000. (See Note 12 - Other Agreements).

      The authorized shares have been increased to 35,000,000 common shares and 5,000,000 preferred shares as described in the Proxy Statement as of 12/14/99.

      SITI-Sites.com, Inc. was incorporated in Delaware in 1984 under former management and control persons. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The new senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies, to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc., after its Annual Meeting of Stockholders on December 14, 1999.

(b) DISCONTINUED OPERATIONS - FISCAL 2000, 1999 AND 1998

      As a result of the December 11, 1998 Change of Control Transaction described in Note 1(a), the Company discontinued its operations resulting in a loss of $1,320,000 from the discontinued operations for the fiscal year ended March 31, 1999. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. The following table reflects the net liabilities:


For the periods ended, March 31,            2000                   1999
                                          -------------------------------
                                               (Amounts in thousands)
Refunds receivable                            -                       12
Prepaid expenses and other                    -                        8
Accounts payable                              -                       (3)
Accrued expenses                              -                      (85)
                                          -------------------------------
                Total                         -                      (68)
                                          ===============================

         Operating results from discontinued operations are as follows:

For the periods ended, March 31,                                2000           1999        1998
                                                            ---------------------------------------
                                                                   (Amounts in thousands)
Revenues                                                     $    -         $ 2,324      $ 1,833
                                                            ---------------------------------------

Operating costs and expenses:
   Cost of Sales                                                  -              -            52
   Selling, general and administrative expenses                   8          4,115         5,015
                                                            ---------------------------------------
                 Total operating costs and expenses               8          4,115         5,067
                                                            ---------------------------------------
Operating Loss                                                   (8)        (1,791)       (3,234)
Other income and (expenses)                                      73            471           157
                                                            ---------------------------------------
Income (loss) from discontinued operations                     $ 65       $ (1,320)     $ (3,077)
                                                            =======================================

      (c) MANAGEMENT'S PLAN

      The Company's management believes that sufficient cash resources exist both internally and from additional capital infusions from external sources that the anticipated cash needs for working capital and capital expenditures will be sufficiently met over the next fiscal year. (See Note 15 for additional capital infusions subsequent to year-end.)

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

      (e) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts and results of operations of the Company's Tropia subsidiary (which was merged with and into the parent on June 20, 2000) and the Company's HungryBands.com, NewMediaMusic.com and NewYorkExpo.com divisions. All significant intercompany accounts and transactions have been eliminated in consolidation.

      (f) CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less from the original date of maturity. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

      (g) MARKETABLE SECURITIES

      The Company does not intend to hold its investments to maturity, and classifies these securities as available-for-sale and carries them at fair value. Unrealized holding gains and losses (determined by specific identification) on investments classified as available-for-sale, are carried as a separate component of stockholders' equity.

      (h) REVENUE RECOGNITION

      Sales of product from discontinued operations for fiscal 1999 and 1998 were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the fiscal year ending March 31, 1999 several licensing agreements were renegotiated to provide for lump sum final payments versus ongoing royalties. As these renegotiated agreements did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements. These revenues are shown in Note 1(b).

      Revenues from continuing operations in fiscal 2000 through ticket sales by the NewYorkExpo division are recognized when earned and any monies received therefrom is deferred until the date of the trade show.

      (i) LOSS PER COMMON SHARE

      Loss per share for the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998 was based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for 2000, 1999 and 1998 are approximately 8,622,000, 3,200,000 and 1,325,000, respectively.

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

      (j) PROPERTY AND EQUIPMENT AND INTANGIBLE ASSETS

      Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 7 years. (See Note 13)

      Goodwill is recorded based upon the excess of the purchase price over the fair market value of assets purchased and is amortized over a three year period (See Note 10).

      (k) COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive income is comprised of unrealized holding gains on marketable securities.

2. INVESTMENT IN MARKETABLE SECURITIES

      As of March 31, 2000, the Company's equity reflects income of approximately $4,000 which represents the recognition of unrealized holding gains for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. There were no realized gains for the fiscal years ended March 31, 2000 and March 31, 1999.

      Marketable securities as of March 31, 2000 were comprised of investments in government securities which consisted primarily of U.S. Treasury Notes. The aggregate cost, fair value and unrealized holding gains for U.S. Treasury Notes held at March 31, 2000 are as follows:

                                                                     Aggregate                Gross Unrealized
                                                 Cost Basis          Fair Value                 Holding Gain
--------------------------------------------------------------------------------------------------------------------
March 31, 2000:                                                   (Amounts in thousands)
Government securities, maturing
Between 1 and 3 years                                  $486               $490                        $4
                                              ======================================================================

3. STOCKHOLDERS' EQUITY

      (a) CLASS A CONVERTIBLE PREFERRED STOCK

      Shares of Class A Convertible Preferred Stock were convertible to common stock on a one-to-one basis upon the request of the holder and were automatically converted on March 31, 1999. Until March 31, 1999, holders of such shares had a liquidation preference in bankruptcy and had the same voting rights as the common stockholders. During the fiscal year ended March 31, 1999 all shares previously not converted (approximately 813,000), were converted from preferred stock to common stock. During the fiscal year ended March 31, 1998 approximately 276,000 shares were converted from preferred stock to common stock.

      (b) STOCK AND OPTION ISSUANCES

      The Company has issued common stock and options under the provisions of:

      (i) 1991 AND 1992 STOCK OPTION PLANS

            The Company had two Stock Option Plans (the "1991 and 1992 Plans") covering the issuance of incentive and non-qualified stock options to key employees, consultants and non-employee directors of the Company and its subsidiaries, but such Plans are no longer in operation. The aggregate number of shares of common stock granted under the 1991 and 1992 Plans was 294,560 shares. All of the options available under these plans had been awarded prior to the Company's reorganization and were treated in accordance with the 75:1 reverse split set forth in the Plan. No options are presently outstanding with the 1991 and 1992 Plans.

Additional information follows:

                                                                          Shares Subject to     Weighted Average
                                                                               Options           Exercise Price
                                                                        ---------------------------------------------
Outstanding at March 31, 1997 at $75.00 - $337.50 per share                        53,897            $173.37
           Extinguished at $84.38 - $225.00 per share                              (7,999)           $178.13
                                                                        ---------------------------------------------
Outstanding at March 31, 1998 at $84.38 - $337.50 per share                        45,898            $172.54
           Extinguished at $84.38 - $225.00 per share                                   -                 $-
                                                                        ---------------------------------------------
Outstanding at March 31, 1999 at $84.38 - $337.50 per share                        45,898            $172.54
                 Extinguished at $84.38 - $337.50 per share                       (45,898)           $172.54
                                                                        ---------------------------------------------
Outstanding at March 31, 2000 at $84.38 - $337.50 per share                             -                 $-
                                                                        =============================================

      (ii) 1996 INCENTIVE DEFERRAL PLAN

            As part of a Bankruptcy Court approved success fee to employees, officers and all non-executive directors for confirming a plan of reorganization, the Company also issued Reorganized SITI Common Stock pursuant to the two incentive compensation programs described in the Company's Plan of Reorganization. The 1996 Incentive Deferral Plan (no longer in operation) authorized the issuance of 207,925 shares of Reorganized SITI Common Stock to officers and employees who were in the employ of the Company on March 31, 1997 (the "Effective Date"). During the first quarter of fiscal 1998, the Company specifically awarded 194,790 of these 207,925 shares to be distributed in three equal installments of 64,930 during August 1997, February 1998 and August 1998. These distributions were utilized to decrease the Reserve for Chapter 11 and other stock claims. The remaining 13,135 shares have not been allocated for distribution. This Incentive Deferral Plan provides that Participants may elect to satisfy certain income tax withholding requirements by remitting to the Company cash or, subject to certain conditions, shares of Reorganized SITI Common Stock or by instructing the Company to withhold shares payable to the Participant. In addition, the Incentive Deferral Plan provides that the Compensation Committee may, in its absolute discretion, make loans to Participants to assist them in meeting income tax liabilities arising in connection with awards under the Plan. During fiscal 1998, the Company purchased 3,131 shares of treasury stock for approximately $4,000 and issued approximately $79,000 of officers and employee loans with variable interest rates in order to pay the withholding taxes attributable to these awards. These loans were collateralized by the stock issued in conjunction with the loan and were payable on demand within 30 days. During fiscal 1999, the Company reacquired 57,341 shares of treasury stock collateralizing the officer and employee loans with a fair value of approximately $7,000 resulting in a bad debt expense of $73,000.

            (iii) 1996 STOCK INCENTIVE PLAN

            The 1996 Stock Incentive Plan authorized the issuance of 276,079 shares of Reorganized SITI Common Stock, or options to purchase such common stock, to employees, officers, and directors of the Company. Pursuant to this Plan, the three non-executive directors who were in the employ of the Company on the Effective Date were specifically allocated an aggregate of 34,077 shares to be distributed as follows: 300 shares on the Effective Date, 11,259 during June 1998, 11,259 during November 1998 and 11,259 during June 1999. During fiscal 1998, 7,400 shares with a fair market value of $9,250 were distributed to employees and directors of the Company as additional compensation. Total options, under the plan, granted to employees and officers of the Company with various vesting periods and performance criteria totaled 209,815, and such Plan is no longer in operation.

                  Additional information as follows:

                                                                                 Shares Subject to  Weighted Average
                                                                                 Options             Exercise Price
                                                                                 ------------------------------------
Outstanding at March 31, 1998 at $1.50-$2.15 per share                                    206,315       $2.09
Granted at $0.75 to $1.3125                                                                15,750       $0.88
Exercised at $0.75 to $2.15 per share                                                     (45,364)      $1.79
Extinguished at $0.75 to $2.15 per share                                                 (101,124)      $1.97
                                                                                 ------------------------------------
Outstanding at March 31, 1999 at $1.69-$2.15 per share                                     75,577       $2.14
Granted, exercised and extinguished                                                             -       $   -
                                                                                 ------------------------------------
Outstanding at March 31, 2000 at $1.69-$2.15 per share                                     75,577       $2.14
                                                                                 ====================================

The following table summarizes information about stock options outstanding and exercisable at March 31, 2000:

                                 Outstanding and
                                 Exercisable at March    Weighted Average Remaining           Weighted Average
Range of Exercise Prices         31, 2000                Contractual Life (Years)             Exercise Price
-------------------------------- ----------------------- ------------------------------------ -------------------------
$1.69 to $2.15                     75,577                    4.37                             $2.14

            (iv) 1998 CONSULTANT STOCK INCENTIVE PLAN

            The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2000. During fiscal 1999 and 1998, respectively, 47,500 and 10,000 options were granted.

                                                                                    Shares Subject to  Weighted Average
                                                                                         Options         Exercise Price
                                                                                  -------------------------------------
Outstanding at March 31, 1998 at $2.15 per share                                             10,000              $2.15
Granted at $0.875 per share                                                                  47,500              $0.88
Exercised at $0.875 to $2.15                                                                (10,000)             $0.88
Extinguished at $0.875 per share                                                             (7,500)             $0.88
                                                                                 -------------------------------------
Outstanding at March 31, 1999 at $0.875 -$2.15 per share                                     40,000              $1.19
Granted, exercised and extinguished                                                               -               $  -
                                                                                 -------------------------------------
Outstanding at March 31, 2000 at $0.875 -$2.15 per share                                     40,000              $1.19
                                                                                 =====================================

The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2000:

Range of Exercise Prices         Outstanding and         Weighted Average Remaining           Weighted Average
                                 Exercisable at          Contractual Life (Years)             Exercise Price
                                 March 31, 2000
--------------------------------------------------------------------------------------------------------------
    $0.875 to $2.15                  40,000                                 8.15                     $1.19

            (v) 1999 STOCK OPTION PLAN

            As of December 14, 1999, the Company's shareholders approved new option plans and a stock incentive plan, for employees, consultants and non-employee directors all described in the Proxy Statement as of 12/14/99, but no options or shares have been issued from such plans through March 31, 2000.

            (vi) SEVERANCE OPTIONS

            In connection with the change of control transaction described in
Note 1(a), the Company's prior management granted options to acquire an aggregate of 300,000 shares of Reorganized SITI Common Stock as part of a severance package for employees, officers and/or directors of the Company who were resigning and executing settlement agreements in connection with the change of control transaction. This plan was implemented concurrently with the December 11, 1998 stock purchase agreement between the Company and Powers & Co. (a sole proprietorship owned by Lawrence M. Powers) and the option agreements were executed on December 11, 1998.

Additional information as follows:

                                                                                 Weighted Average   Shares Subject
                                                                                  Exercise Price       to Options
                                                                                 -----------------------------------
Outstanding at March 31, 1998                                                          $0.00              0
                                                                                 -----------------------------------
Granted at $0.35 per share                                                             $0.35           300,000
                                                                                 -----------------------------------
Outstanding at March 31, 1999 at $0.35 per share                                       $0.35          300,000
Granted, exercised and extinguished                                                    $0.00              0
                                                                                 -----------------------------------
Outstanding at March 31, 2000 at $0.35 per share                                       $0.35          300,000
                                                                                 ===================================

The following table summarizes information about severance stock options outstanding and exercisable at March 31, 2000:

Range of Exercise Prices         Outstanding and         Weighted Average Remaining           Weighted Average
                                 Exercisable at          Contractual Life (Years)             Exercise Price
                                 March 31, 2000
-------------------------------- ----------------------- ------------------------------------ -------------------------
    $0.35 per share                 300,000                         3.71                           $0.35

            (vii) PRO FORMA EFFECT OF OPTIONS GRANTED TO EMPLOYEES

            The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

            SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were no stock options granted to employees during the fiscal year ended March 31, 2000. There were 315,750 stock options granted during the fiscal year ended March 31, 1999 and 209,815 stock options granted during the fiscal year ended March 31, 1998 of which 3,500 were canceled.

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

            Under the accounting provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:


                                     2000              1999              1998
                                         (In thousands, except per share data)
                                 ----------------------------------------------
Net Income:
   As reported                     $(1,708)          $(1,804)          $(3,077)
   Pro forma                       $(1,708)          $(1,835)          $(3,116)

Basic and diluted earnings per share:
   As reported                     $(0.20)           $(0.56)           $(2.33)
   Pro forma                       $(0.20)           $(0.57)           $(2.36)


4. CONCENTRATIONS OF CREDIT RISK, FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. The Company currently invests most of its excess cash investments in discounted notes with financial institutions. At times, such investments were in excess of the FDIC insurance limit.

      The carrying amount of these investments approximates the fair value due to their short maturity.

5. COMMITMENTS AND CONTINGENCIES

      The Company's headquarters occupy some 2,500 square feet of office space in an office building located at Broadway and Houston Street in New York, New York. The Company holds a lease for such offices expiring on August 31, 2002. The Company moved its principal executive offices to this location in September, 1999. The Company's payment obligations under this lease were guaranteed by Chairman/CEO, Lawrence M. Powers. In addition, the terms of the lease include an initial month of free rent, and an escalation of rental payments over the three-year period. This charge will be amortized over the life of the lease. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future.

      Total rent expense for 2000, 1999, and 1998 was approximately $94,000, $161,000 and $167,000, respectively. For fiscal years ended March 31, 1999 and 1998, such rent is included in the loss from discontinued operations. The rent which would have been paid under more normal circumstances, after vacating the Purchase New York facility on December 31, 1998, has been estimated to be $25,000 and $15,000 for the period April 1999 through August 1999 and January 1, 1999 through March 31, 1999, respectively, although no such rents were in fact paid. These amounts have, however, been included in Administrative Expenses and as an addition to Paid in Capital.

      Future minimum annual rental commitments for all noncancellable operating leases are as follows:

Years Ended March 31,
----------------------------------------------------------
                                    (Amounts in thousands)
2001                                                 $ 73
2002                                                   73
2003                                                   31
----------------------------------------------------------

Total                                               $ 177
                                 =========================

6.    INCOME TAXES

      Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:

March 31,                                                           2000          1999
--------------------------------------------------------------------------------------------
                                                                    (Amounts in thousands)
Tax benefit of net operating loss carryforwards including
current year loss                                                 $ 659                $179
Tax benefit of write-off of investment                              200                   -
Valuation allowance                                                (859)               (179)
------------------------------------------------------------------------------  ------------
                                                                  $   -                 $ -
                                                               ===============  ============

      The Company's expectation of continued operating losses for the foreseeable future makes realization of the benefit of any of the deferred tax assets an unknown factor at this time. Therefore, at March 31, 2000, the Company recorded a deferred tax asset with a valuation allowance of equal value. The change in the valuation allowance for the three years in the period ended March 31, 2000 was $680,000, $22,194,000 and $4,951,000.

      Due to the change in control of ownership in December 1998, the Company's net operating loss carryforwards from prior years up to the date of the change of control were terminated. The Company has the following net operating loss carryforwards expiring in the years noted: fiscal 2020 - $358,000 and fiscal 2021 - $1,295,000.

      The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                             Year Ended
                                                           March 31, 2000
                                                          ----------------
                                                             (Amounts in
                                                              thousands)

Net loss                                                  $    (1,708)
                                                          ================

Statutory rate. . . . . . . . . .                         $      (581)
State and local tax - net of federal tax benefit                 (103)
Loss from which no tax
    benefit was provided. . . . .                                 684
                                                          ----------------

Total Tax Provision                                       $         -
                                                          ================

7. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions that would have a material impact on the operations or financial condition of the Company. A recent dispute with the developers and former owners of Tropia was settled in May, 2000, requiring one of them to return 50,000 shares of his common stock to the Company. Releases were exchanged with the Company as part of the settlement.

      The continuing defualt by EZCD.com under its content and technology sharing agreement with the Company could result in litigation, with attendant costs and efforts by the Company's management to resolve such matter. (See Note D.)

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report the Company knows of no pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company. (See "Note 15 - Subsequent Events" regarding a settlement agreement by and between the former owners of Tropia and the Company.)

8.    STATEMENTS OF CASH FLOWS

                                                                                          Years ended March 31,
                                                                                -------------------------------------
                                                                                       2000         1999        1998
                                                                                -------------------------------------
                                                                                         (Amounts in thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the year for income taxes                                        $   3       $   10    $     14

Non-cash transactions:
    Class A Preferred Stock issuance                                                  $   -       $    -    $  6,434
    Conversion of Class A Preferred Stock to Common     Stock                         $   -       $    1    $    276
    Issuance of stock pursuant to the plan or reorganization                          $   -       $  591    $      -
    Compensation to consultants and employees via stock and options                   $   75      $  283    $      -
    Contribution by management (rent and compensation)                                $  138      $   46    $      -
    Tropia acquisition                                                                $  153      $    -    $      -
    HungryBands.com, NewMediaMusic.com and NewYorkExpo.com acquisitions               $   58      $    -    $      -

9.   SEGMENT INFORMATION

           The Company has divided its operations into 4 reportable segments:
Tropia, HungryBands, NewMediaMusic and NewYorkExpo.

           The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices. The Company determines its reporting segment based upon its varying product lines.

           Following is a tabulation of business segment information for the current fiscal year. No prior year data is available as SITI acquired these segments during the current fiscal year.

                                          Hungry        NewMedia       NewYork                    Inter-
                            Tropia        Bands          Music          Expo        Corporate     segment       Total
                            ------        -----          -----          ----        ---------     -------       -----
  Year ended March
      31, 2000                                            (Amounts in thousands)
---------------------
Sales                                                                     93                                       93
Operating loss               (442)          (21)            (21)         (42)          (790)                   (1,316)

Interest Income                                                                          43                        43

Other Expense                                                                          (500)                     (500)
Income from
discontinued
operations                                                                               65                        65
Net loss                     (442)          (21)            (21)         (42)        (1,182)            0      (1,708)
Assets                                                                                1,578                     1,578
Depreciation and
amortization                    3             0               0            0             74                        77

NOTE 10. GOODWILL

      On June 23, 1999, the Company acquired Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.Tropia.com. Pursuant to the acquisition agreement, the Company initially provided $100,000 of capital to Tropia and agreed to provide approximately $800,000 of additional capital during the 12 months following the acquisition. Through February 2000, the Company contributed approximately $400,000 to Tropia operations. The acquisition was effected by merging Siti-II, Inc., a Delaware corporation and a wholly-owned subsidiary of SITI, with and into Tropia.

      The acquisition was accounted for as a purchase for financial statement purposes and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), with 158,333 shares delivered at closing, and 158,333 shares were in escrow to be delivered one year after the closing (if certain performance goals were achieved), to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director. Such individuals have since waived any rights to the escrowed 158,333 shares, and have returned 50,000 of the shares delivered to them at the 1999 closing. (See
Note 15)

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $306,786 was allocated to the assets and liabilities of Tropia, based upon their fair market values as follows:

        Computer software                            $    748
        Accrued expenses                               (6,075)
                                                    -----------
        Net liabilities acquired                       (5,327)
        Goodwill                                      312,113
                                                    -----------
             Aggregate Purchase Price                $306,786
                                                    ===========

      In October, 1999, the Company had authorized the issuance of an aggregate of 140,845 additional shares of the Company's common stock to Ari Blank, Arjun Nayyar and Red Hat Productions, Inc. (with Jonathan Blank to receive all shares allocated to Red Hat Productions, Inc.), as well as the issuance of 24,155 additional shares of the Company's common stock to Jonathan Blank. But early in November 1999, Arjun Nayyar and Ari Blank, the developers of the website, announced, that they were resigning to pursue other interests, and Jonathan Blank also left the Company at such time, requiring a cutback in Tropia's expansion and capital consumption. As a result, as of December 1, 1999, the Company reduced its purchase price and goodwill by approximately $153,000, representing the dollar value of the acquisition shares held in escrow which would have been delivered if they had continued their services for one year after closing. In connection with their resignation, the three individuals were informed that, since they determined not to be present to continue with Tropia's development and operations, none of the foregoing acquisition, or subsequent, shares would be delivered to them. Their rights to such shares were in dispute in connection with various claims and their activities since their resignations, but all claims have been settled and they have returned an additional 50,000 shares as described above (See Note 15). The remaining shares held by these three individuals from the acquisition, total approximately 108,000 shares.

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

      HungryBands.com was acquired for 150,000 shares of SITI common stock, payable in three installments through June, 2000 to its founder and owner Ted Mazola, as certain operating goals are achieved. HungryBands.com had approximately 1,600 bands signed-up or linked into its website, and added 1,000 new bands. As of March 31, 2000, 50,000 shares have been issued to Mr. Mazola. The remaining 100,000 shares are expected to be distributed to Mr. Mazola in fiscal 2001. At such time, the Company will adjust goodwill for such distribution. A value of $26,563 (50,000 shares) was initially allocated towards the purchase price.

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $26,563 was allocated to the assets and liabilities of HungryBands.com, based upon their fair market values as follows:

            Other assets                                  $   700
            Software                                          240
                                                        ----------
            Net assets acquired                               940
            Goodwill                                       25,623
                                                        ----------
                 Aggregate Purchase Price                 $26,563
                                                        ==========

      SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which is wholly-owned by Mr. Zuckerman, for a total of 60,000 shares (approximately $31,875) of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing an upcoming March, 2000 Expo (in which he retained a 75% interest). Messrs. Mazola and Zuckerman recently joined SITI as Vice-President/Technology and Vice-President/NewMedia Development, respectively.

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $31,875 was allocated to the assets and liabilities of NewMediaMusic.com and New York Expo.com, based upon their fair market values as follows:

           Cash                                         $  30,416
           Receivables                                     15,175
           Other assets                                    15,750
           Deferred Income                                (71,300)
           Due to S. Zuckerman                            (10,041)
                                                       -----------
           Net liabilities acquired                       (20,000)
           Goodwill                                        51,875
                                                       -----------
                Aggregate Purchase Price                $  31,875
                                                       ===========

      The proforma results of operations for the acquisitions, had the acquisitions occurred at the beginning of fiscal year 2000, are not significant, and accordingly, have not been provided.

NOTE 11. LICENSING AGREEMENTS

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

      Throughout the current fiscal year, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the twelve months ended March 31, 2000.

NOTE 12. OTHER AGREEMENTS

      Investment in Volatile Media

      The Company invested $500,000 in January, 2000 in its strategic affiliate EZCD.com, coupled with an agreement for content and technology sharing. EZCD has not, thus far, been able to raise additional financing required under its business plan, and the Company decided to write-off the entire investment because of uncertainties as to EZCD's future operations. Such risk factor is endemic to investing in start-up Internet companies, in the music field or elsewhere, and such risk has been increased by the recent drop in today's value of several Internet music companies and the resulting attrition in their financing sources. (See Note 7.)

      Other

      The Company also entered into other agreements with certain companies (TVMV.com and Listen.com) for content and technology sharing. Pursuant to these sharing agreements, SITI is to receive a certain percentage of revenues from these affiliates' banner advertising. As of March 31, 2000, revenues from such advertising have been nominal.

NOTE 13. FIXED ASSETS

      As of March 31, 2000, property, plant and equipment consisted of the following:

                                           (Amounts in thousands)

           Computer Equipment and Furniture         $  115
           Computer Software                             4
           Accumulated Depreciation                    (10)
                                                    -------
           Property, plant and Equipment, net       $  109
                                                    =======

NOTE 14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2000 and 1999, accounts payable and accrued liabilities were comprised of the following:

                                              2000         1999
                                            ---------------------
                                            (Amounts in thousands)
        Accrued audit and tax fees           $   54       $  18
        Deferred Rent                             7           0
        Accrued expenses                         76           6
                                             ------       -----
                                             $  137       $  24
                                             ======       =====

NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs are not expected to exceed $25,000 payable in installments based upon certain prescribed performance objectives. The first installment ($8,333) was paid upon execution.

      On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of the current fiscal year. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia. The 50,000 returned shares are valued at approximately $18,750.

      As of June 8, 2000, principal investors, directors and executives, Lawrence M. Powers, Robert Ingenito and John Iannitto, agreed with the Company to invest an additional $1,000,000 for common stock and options, on the following basis:

      (a) Mr. Powers would invest $500,000 for 2,000,000 shares of common stock, together with options, to purchase an additional 1,000,000 shares for $.50 per share, exercisable for five years.

      (b) Messrs. Ingenito and Iannitto would each invest $250,000 for 1,000,000 shares of common stock, respectively, together with options, respectively, to purchase an additional 500,000 for shares for $.50 per share, exercisable for five years.

      Messrs. Powers, Ingenito and Iannitto plan immediately to divide their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor), in varying amounts by gift or by assignment.

      As a result of recent financings and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 14,000,000 shares as of June 15, 2000.

      On June 12, 2000, the Company entered into employment arrangements with Messrs. Ingenito and Iannitto. In connection with their ongoing services, Messrs. Ingenito and Iannitto, have agreed that the Company will not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but will grant stock and options as follows:

                              Fiscal 2001            Fiscal 2002
                              -----------            -----------
     Robert Ingenito          300,000 shares         Options to purchase 300,000 shares at $.50
                                                     per share, exercisable for five years (Until 6/30/2006)

     John Iannitto            200,000 shares         Options to purchase 200,000 shares at $.50
                                                     per share, exercisable for five years (Until 6/30/2006)

Mr. Powers does not expect to receive any cash compensation, stock or options for his services for such two fiscal years.

      On June 13, 2000, the Company entered into a stock purchase agreement with Colvil Investments, LLC, ("Colvil") whereby Colvil agreed to invest $100,000 for 400,000 shares of the Company's common stock, together with options, to purchase an additional 200,000 shares for $.50 per share, exercisable for five years.

      On June 16, 2000, the Company entered into a stock purchase agreement with Steven Gross whereby Mr. Gross agreed to invest $50,000 for 200,000 shares of the Company's common stock, together with options, to purchase an additional 100,000 shares for $.50 per share, exercisable for five years.

      On June 20, 2000, Tropia was merged with and into SITI-Sites.com, Inc.