Form 10-Q
period 2000-06-30
SITI-SITES COM INC
filed 2000-08-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

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

As of August 4, 2000, the registrant had outstanding approximately 14,800,000 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:
      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");
      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2000, (the "Form 10-K for 2000");
      (3) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999 (the "Form 10-Q for 12/31/99");
      (4) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in this Quarterly Report on Form 10-Q in several places.

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Consolidated Balance Sheets............................................    1

Consolidated Statements of Operations and Comprehensive Gain...........    2

Consolidated Statements of Cash Flows..................................    3

Notes to Condensed Consolidated Financial Statements...................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................   12

PART II.  OTHER INFORMATION............................................   15

Item 1. Legal Proceedings .............................................   15

Item 2. Changes in Securities..........................................   15

Item 6. Exhibits and Reports on Form 8-K...............................   16

PART I. FINANCIAL INFORMATION
SITI-Sites.com, Inc.
Consolidated Balance Sheets
(Amounts in thousands)

                                                                                   June 30, 2000        March 31,
                                                                                     (Unaudited)          2000
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                        $          921    $          750
  Marketable securities                                                                       844               490
  Receivables and other assets                                                                 34                60
                                                                                   --------------    --------------
                  Total current assets                                                      1,799             1,300
                                                                                   --------------    --------------

  Property and Equipment, net of accumulated depreciation                                     113               109
                                                                                   --------------    --------------

Intangibles:
     Goodwill                                                                                 289               236
      Less:  Accumulated amortization                                                         (85)              (67)
                                                                                   --------------    --------------
Intangibles, net                                                                              204               169
                                                                                   --------------    --------------

                  Total assets                                                     $        2,116    $        1,578
                                                                                   ==============    ==============

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts payable and accrued liabilities                                         $          100    $          137
  Accrued legal fees                                                                           --                70
                                                                                   --------------    --------------
                  Total current liabilities                                                   100               207
                                                                                   --------------    --------------

                  Total liabilities                                                           100               207
                                                                                   --------------    --------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares and 1,500
shares authorized, respectively, and none issued and outstanding                               --                --
Common stock, $.001 par value, 35,000 shares and 10,000 shares authorized, respectively, and 14,197 and 9,812 issued and outstanding,
respectively                                                                                   14                10
 Paid-in capital                                                                           77,070            75,938
 Accumulated deficit                                                                      (74,750)          (74,270)
                                                                                   --------------    --------------
                                                                                            2,334             1,678
 Treasury stock, 112 shares and 62 shares at cost, respectively                              (330)             (311)
 Accumulated Other Comprehensive Income                                                        12                 4
                                                                                   --------------    --------------
                  Total stockholders' equity                                                2,016             1,371
                                                                                   --------------    --------------

                             Total liabilities and stockholders' equity            $        2,116    $        1,578
                                                                                   ==============    ==============

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations and Comprehensive Gain
(Amounts in thousands, except per share amounts)

Three months ended June 30,                                                             2000             1999
                                                                                    (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------------------
  Revenues                                                                         $           --    $           --
                                                                                   --------------    --------------
Operating costs and expenses:
  Selling, general and administrative expenses                                                502               160
                                                                                   --------------    --------------
  Total operating costs and expenses                                                          502               160
                                                                                   --------------    --------------
Operating loss                                                                               (502)             (160)
                                                                                   --------------    --------------
Other income:
   Interest income                                                                             19                10
   Other income                                                                                 3                --
                                                                                   --------------    --------------
   Total other income                                                                          22                10
                                                                                   --------------    --------------
Loss from continuing operations                                                              (480)             (150)
                                                                                   --------------    --------------
Discontinued operations:
   Income from discontinued operations                                                         --                24
                                                                                   --------------    --------------
Income from discontinued operations                                                            --                24
                                                                                   --------------    --------------
Net loss                                                                                     (480)             (126)

Other comprehensive gain, net of tax                                                           12                --
                                                                                   --------------    --------------
Comprehensive loss                                                                 $         (468)   $         (126)
                                                                                   ==============    ==============
Basic and diluted loss per common share:
   Loss from continuing operations                                                 $        (.044)   $        (.019)
   Income from discontinued operations                                                         --              .003
                                                                                   --------------    --------------
Net loss per common share                                                          $        (.044)   $        (.016)
                                                                                   ==============    ==============
Weighted average number of Common Shares used in basic and
diluted calculations                                                                       10,788             7,980
                                                                                   ==============    ==============

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

Three months ended June 30,                                                                 2000             1999
-------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)      (Unaudited)
Cash flow from operating activities:
Net loss                                                                           $        (480)   $        (126)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on settlement                                                                           (19)
Depreciation and amortization                                                                 26                2
Contribution of services by management                                                        51               31
Compensation and consulting fees via stock                                                    32               --
Contribution of rent by management                                                            --               15
 (Increase) decrease in:
  Prepaid expenses                                                                            19               (1)
  Receivables                                                                                  7               --
  Increase (decrease) in:
  Accounts payable                                                                          (130)               5
  Accrued liabilities                                                                         23               75
                                                                          -----------------------------------------
Net cash (used in) provided by continuing operations                                        (471)               1
Net cash provided by discontinued operations                                                  --                2
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                         (471)               3
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Recovery of investment in Minutemeals.com                                                     --               23
Purchase of marketable securities                                                           (346)              --
Purchase of property and equipment                                                           (12)              --
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                         (358)              23
-------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                                 1,000               --
Proceeds from the exercise of stock options and warrants                                      --               12
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  1,000               12
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    171               38
Cash and cash equivalents, beginning of quarter                                              750            1,007
-------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                             $         921    $       1,045
                                                                          =========================================

See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, (the "Company") operates as an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. In addition, the Company made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. Such investment has been written off as of March 31, 2000.

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

      These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

      (b) MANAGEMENT'S PLAN

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

      The Company considers its thousands of musical artists and their fans, a beginning group of prospects for sale of SITI's services. These musical artists are mostly emerging rock/pop groups, i.e. independent and not affiliated with major record companies, in many genres and locales, each comprising several artists and some fan following.

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

      (c) DISCONTINUED OPERATIONS

      As a result of the December 11, 1998 Change of Control Transaction described in Note 1, the Company discontinued its prior operations. In accordance with Accounting Principles Board ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. There were no net liabilities as of March 31, 2000 or June 30, 2000.

      Operating results from discontinued operations are as follows:

            For the periods ended, June 30,                                               2000            1999
                                                                                          ----            ----
                                                                                     (Amounts in thousands)
                                                                                     ----------------------
            Revenues                                                             $          --   $          --
                                                                             ---------------------------------
            Operating costs and expenses:
                Selling, general and administrative expenses                                --               8
                                                                             ---------------------------------
                             Total operating costs and
            expenses                                                                        --               8
                                                                             ---------------------------------
            Operating Income (Loss)                                                         --              (8)
                                                                             ---------------------------------
            Other income and (expenses)                                                     --              32
                                                                             ---------------------------------
            Income from discontinued operations                                  $          --   $          24
                                                                             =================================

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

      (e) PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts and results of operations of the Company's Tropia division (which was merged with and into the parent on June 20, 2000) and the Company's HungryBands.com, NewMediaMusic.com and NewYorkExpo.com divisions. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      (h) REVENUE RECOGNITION

      Revenues through ticket sales by the NewYorkExpo division are recognized when earned and any monies received therefrom is deferred until the date of the trade show. Revenues from CD sales are recognized upon shipment to the customer.

      (i) LOSS PER COMMON SHARE

      Loss per share for the quarters ended June 30, 2000 and June 30, 1999 was based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the quarters ended June 30, 2000 and 1999 are 10,787,837 and 7,979,620, respectively.

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

      Goodwill is recorded based upon the excess of the purchase price over the fair market value of assets purchased and is amortized over a three year period.

      (k) COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive income is comprised of unrealized holding gains on marketable securities.

      (l) WEBSITE EXPENSES

      Expenses incurred to develop and maintain websites are expensed as incurred.

2. STATEMENT OF CASH FLOWS

                                                                           Three months ended June 30,
                                                                         ------------------------------
                                                                                 2000             1999
                                                                         ------------------------------
                                                                              (Amounts in thousands)
               Supplemental disclosures of cash flow
               information:
                Cash paid during the year for interest                    $        --      $        --
                Cash paid during the year for income taxes                $         1      $        --

               Non-cash transactions:
                Contribution of salaries by management                    $        51      $        31
                Contribution of rent by management                        $        --      $        15
                Hungry Bands                                              $        53      $        --
                Acquisition of Tropia, Inc.                               $        --      $       307
                Compensation and consulting fees via stock                $        32      $        --

3. GOODWILL

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

      The acquisition was accounted for as a purchase for financial statement purposes and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), with 158,333 shares delivered at closing, and 158,333 shares were in escrow to be delivered one year after the closing (if certain performance goals were achieved), to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director. Such individuals have since waived any rights to the escrowed 158,333 shares, and have returned 50,000 of the shares delivered to them at the 1999 closing. (See
Note 7)

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $306,786 was allocated to the assets and liabilities of Tropia, based upon their fair market values. The purchase price and goodwill was later reduced by approximately $153,000, representing the dollar value of the escrowed shares not delivered. (See the Form 10-K for 2000).

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

      HungryBands.com was acquired for 150,000 shares of SITI common stock, payable in three installments through June, 2000 to its founder and owner Ted Mazola, as certain operating goals are achieved. HungryBands.com represented that it had over 1,000 bands signed-up or linked into its website. As of March 31, 2000, 50,000 shares have been issued to Mr. Mazola. The remaining 100,000 shares were distributed to Mr. Mazola as of June 30, 2000 thereby adjusting goodwill for such distribution.

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $79,688 was allocated to the assets and liabilities of HungryBands.com, based upon their fair market values as follows:

                 Other assets                               $   700
                 Software                                       240
                                                            -------
                 Net assets acquired                            940
                 Goodwill                                    78,748
                                                            -------
                      Aggregate Purchase Price              $79,688
                                                            =======

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

      In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $31,875 was allocated to the assets and liabilities of NewMediaMusic.com and New York Expo.com, based upon their fair market values as follows:

                   Cash                                      $ 30,416
                   Receivables                                 15,175
                   Other assets                                15,750
                   Deferred Income                            (71,300)
                   Due to S. Zuckerman                        (10,041)
                                                             --------
                   Net liabilities acquired                   (20,000)
                   Goodwill                                    51,875
                                                             --------
                        Aggregate Purchase Price             $ 31,875
                                                             ========

      The proforma results of operations for the acquisitions, had the acquisitions occurred at the beginning of fiscal year 2000, are not significant, and accordingly, have not been provided.

4. LICENSING AGREEMENTS

      Throughout the current fiscal year, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the quarters ended June 30, 2000 and 1999, respectively.

5. SEGMENT INFORMATION

      The Company has divided its operations into 4 reportable segments: CD Sales - Tropia/HungryBands, NewMediaMusic News, NewMediaMusic Band Directory and NewYorkExpo.

      The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices. The Company determines its reporting segments based upon their varying product lines.

      Following is a tabulation of business segment information for the current fiscal year. No prior year data is available, because SITI acquired these segments during the current fiscal year.

                          CD Sales-      New        New
                           Tropia/      Media     MediaMusic
                           Hungry       Music       Band        New York               Inter-
                           Bands         News     Directory      Expo     Corporate    Segment     Total
                           -----         ----     ---------      ----     ---------    -------     -----
 Three months
ended June 30,
     2000                                             (Amounts in thousands)
--------------
Sales
Operating loss              (162)        (56)          (40)       (71)        (173)                 (502)
Interest Income                                                                 19                    19
Other Income                                                                     3                     3
Net loss                    (162)        (56)          (40)       (71)        (151)                 (480)
Assets                                                                       2,116                 2,116
Depreciation
and amortization                2           1             1          2          20                    26

6. OTHER AGREEMENTS

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs were payable in installments based upon certain prescribed performance objectives. As of June 30, 2000, the Company recorded $25,000 in research and development expenses associated with this contract.

      On June 8, 2000, principal investors, directors and executives, Lawrence
M. Powers, Robert Ingenito and John Iannitto, agreed with the Company to invest an additional $1,000,000 for common stock and options, on the following basis:

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

      Messrs. Powers, Ingenito and Iannitto immediately divided their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor) in varying amounts by gift or by assignment.

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

      As a result of the recent $1,150,000 financing agreements and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 14,197,000 shares as of June 30, 2000.

7. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of the current fiscal year. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company resulting in an increase in treasury stock and a corresponding gain on litigation settlement of approximately $18,750. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia.

      Continuing defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report the Company knows of no pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

8. FIXED ASSETS

      Property, plant and equipment consisted of the following:

                                                 June 30, 2000    March 31, 2000
                                                 -------------------------------
                                                     (Amounts in thousands)

            Computer Equipment and Furniture        $  126          $   115
            Computer Software                            5                4
            Accumulated Depreciation                   (18)             (10)
                                                    ------          -------
            Property, plant and Equipment, net      $  113          $   109
                                                    ======          =======

9. ACCOUNTS PAYABE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                  June 30,         March 31,
                                                    2000             2000
                                               ---------------------------
                                                    (Amounts in thousands)

            Accrued audit and tax fees             $    52          $    54
            Deferred rent                                7                7
            Accrued expenses and
                Accounts payable                        41               76
                                                  --------          -------
                                                   $   100          $   137
                                                   =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2000. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

OVERVIEW

      SITI-Sites.com, Inc., a Delaware corporation, and its subsidiary, Tropia, Inc. ("Tropia"), a Delaware corporation (hereafter referred to collectively as "SITI" or the "Company") is an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry, and primarily to independent artists not affiliated with major record companies. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related businesses, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. The terms of these January, 2000 acquisitions are further described in the Form 10-K for 2000.

      The Company is still in the early stages of developing its music sites and business, and its revenues are negligible. (See Note 1 (a) and (b) to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the periods indicated.

                                                                  Three months ended June 30,
                                                            ------------------------------------------
                                                                2000         %        1999        %
                                                            ------------------------------------------
                Continuing Operations:                                 (Amounts in thousands)
                Revenues                                         0           --         0         --
                Operating costs and expenses:
                Selling, general and administrative             502          --        160        --

                Total operating costs and expenses              502          --        160        --

                Operating income (loss)                        $(502)        --       $(160)      --

CONSOLIDATED REVENUES

      For the three months ended June 30, 2000, the Company's revenues were nominal. During the prior fiscal year, the Company began to implement its new Internet business strategy, and there were no revenues from continuing operations.

OPERATING COSTS AND EXPENSES

      Operating costs and expenses increased $342,000 from $160,000 for the three months ended June 30, 1999 to $502,000 for the quarter ended June 30, 2000 primarily due to increased selling, general and administrative expenses of approximately $342,000.

      The increase in selling, general and administrative expenses of $342,000 or 214% for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 is primarily due to an increase in personnel and related expenses as well as outside services of approximately $164,000 or 497% and $47,000 or 276%, respectively, as a result of the hiring of officers, staff and independent contractors to assist in the development of SITI. There was no such staff during the earlier fiscal quarter. The Company wrote off certain licensing agreements during the quarter ended June 30, 2000 that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $27,000. Legal fees increased approximately $26,000 or 90% for the three months ended June 30, 2000 as compared to the same period in the prior fiscal year as a result of corporate organizational matters. The Company recorded approximately $25,000 in research and development during the three months ended June 30, 2000 as a result of a Business Development Agreement the Company entered into with Mediaviewer.com. As a result of the Company's acquisitions during the prior fiscal year as well as the outfitting of offices, the Company recorded increased depreciation and amortization of approximately $24,000 or 1,200% for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increases were partially offset by a decrease in accounting expenses of approximately $22,000 or 42% for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. This decrease is directly related to the retaining of a new independent accounting firm. The remaining increase in selling, general and administrative expenses of approximately $48,000 for the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999 is attributable to the increased staff, as well as office space, of the Company, as it pursues its business plan.

      During the quarter ended June 30, 1999, operating costs and expenses were primarily composed of compensation to employees and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. See "Operating Loss" below. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

OPERATING LOSS

      The Company experienced an operating loss of approximately $502,000 for the three months ended June 30, 2000 as compared to an operating loss of approximately $160,000 for the three months ended June 30, 1999. This increased loss is directly related to increased operating costs and expenses for the current fiscal quarter as compared to the quarter ended June 30, 1999.

OTHER INCOME AND EXPENSE

      Other income for the three months ended June 30, 2000 totaled approximately $22,000 as compared to $9,000 in the prior fiscal year. This increase is primarily due to the settlement agreement between the Company and the former officers of Tropia.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000 the Company has working capital of $1,699,000 attributable to the infusion of cash from the June 2000 stock purchase agreements.

      Net cash used by operating activities for the quarter ended June 30, 2000 totaled approximately $471,000 as opposed to a $3,000 cash provision during the quarter ended June 30, 1999. This increase in cash usage is primarily due to the payments of operating costs and expenses during the quarter ended June 30, 2000 as compared to the same period in the prior fiscal year.

      During the quarter ended June 30, 2000, the Company recorded approximately $358,000 in net cash used by investing activities primarily due to the $346,000 purchase of marketable securities in June 2000.

      As a result of the June 2000 stock purchase agreements, the Company received $1,000,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,000,000 for the three months ended June 30, 2000, as compared to $12,000 during the comparable fiscal quarter of 1999.

YEAR 2000 IMPLICATIONS

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

      However, although remote, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge. To the extent any Year 2000 issues arise, they could expose the Company to certain risks, such as the nonperformance by third parties of obligations to the Company.

RISK FACTORS

      See the Company's Annual Report on Form 10-K (filed with the SEC on June 28, 2000), "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition."

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of the current fiscal year. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company resulting in an increase in treasury stock and a corresponding gain on litigation settlement of approximately $18,750. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia.

      Continuing defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report the Company knows of no pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

         On June 8, 2000, principal investors, directors and executives, Lawrence M. Powers, Robert Ingenito and John Iannitto, agreed with the Company to invest an additional $1,000,000 for common stock and options, on the following basis:

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

      Messrs. Powers, Ingenito and Iannitto immediately divided their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor child) in varying amounts by gift or by assignment.

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

      As a result of the recent $1,150,000 financing agreements and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 14,197,000 shares as of June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                  Number Title

                  27 Financial Data Schedule

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: August 12, 2000

                       SITI-SITES.COM, INC.

                       By  /s/   Lawrence M. Powers
                           -------------------------
                           Lawrence M. Powers
                           Chief Executive Officer and
                           Chairman of the Board of Directors

                       By  /s/   Robert Ingenito
                           -------------------------
                           Robert Ingenito
                           President and Vice-Chairman of the Board of Directors

                       By  /s/   Toni Ann Tantillo
                           -------------------------
                           Toni Ann Tantillo
                           Chief Financial Officer,
                           Vice President, Secretary and Treasurer

                                   Exhibit 27