Form 10-Q
period 2000-09-30
SITI-SITES COM INC
filed 2000-11-06
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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

As of October 20, 2000, the registrant had outstanding approximately 15,000,000 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

(1) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2000, (the "Form 10-Q for 6/30/00");
(2) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");
(3) Annual Report to security holders on Form 10-K for the year ended March 31, 2000, (the "Form 10-K for 2000");
(4) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999, (the "Form 10-Q for 12/31/99");
(5) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in this Quarterly Report on Form 10-Q in several places.

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Consolidated Balance Sheets.............................................   1

Consolidated Statements of Loss and Comprehensive Loss..................   2

Consolidated Statements of Cash Flows...................................   3

Notes to Condensed Consolidated Financial Statements....................   4

Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................  13

PART II.  OTHER INFORMATION.............................................  16

Item 1. Legal Proceedings ..............................................  16

Item 2. Changes in Securities...........................................  17

Item 6. Exhibits and Reports on Form 8-K................................  17

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Consolidated Balance Sheets
(Amounts in thousands)

                                                               September 30, 2000   March 31,
                                                                      (Unaudited)        2000
---------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                              $  1,094    $    750
  Marketable securities                                                       506         490
  Receivables and other assets                                                 44          60
                                                                         --------    --------
                  Total current assets                                      1,644       1,300
                                                                         --------    --------

  Property and Equipment, net of accumulated depreciation                     109         109
                                                                         --------    --------
Intangibles:
     Goodwill                                                                 289         236
      Less:  Accumulated amortization                                        (109)        (67)
                                                                         --------    --------
Intangibles, net                                                              180         169
                                                                         --------    --------

                  Total assets                                           $  1,933    $  1,578
                                                                         ========    ========
Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts payable and accrued liabilities                               $    109    $    137
  Accrued legal fees                                                           --          70
                                                                         --------    --------
                  Total current liabilities                                   109         207
                                                                         --------    --------
                  Total liabilities                                           109         207

                                                                         --------    --------
Commitments and contingencies
Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares authorized and
none issued and outstanding                                                    --          --
Common stock, $.001 par value, 35,000 shares authorized and 15,057 and
9,812 issued and outstanding, respectively                                     15          10
  Paid-in capital                                                          77,320      75,938
  Accumulated deficit                                                     (75,187)    (74,270)
                                                                         --------    --------
                                                                            2,148       1,678
  Treasury stock, 112 shares and 62 shares at cost, respectively             (330)       (311)
  Accumulated Other Comprehensive Income                                        6           4
                                                                         --------    --------
                  Total stockholders' equity                                1,824       1,371
                                                                         --------    --------

                  Total liabilities and stockholders' equity             $  1,933    $  1,578
                                                                         ========    ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Consolidated Statements of Loss and Comprehensive Loss
(Amounts in thousands, except per share amounts)
(Unaudited)

                                                               Three months ended          Six months ended
                                                                 September  30,            September  30,
                                                               2000          1999         2000          1999
------------------------------------------------             --------      -------      --------      -------

Revenues                                                     $     --      $    --      $     --      $    --
                                                             --------      -------      --------      -------
Operating costs and expenses:
  Cost of sales                                                    --           --            14           --
  Selling, general and administrative                             461          374           949          534
                                                             --------      -------      --------      -------

           Total operating costs and expenses                     461          374           963          534
                                                             --------      -------      --------      -------
Operating loss                                                   (461)        (374)         (963)        (534)
                                                             --------      -------      --------      -------

Other income, net                                                  24            8            46           18
                                                             --------      -------      --------      -------
Loss from continuing operations                                  (437)        (366)         (917)        (516)
Income from discontinued operations                                --           35            --           60
                                                             --------      -------      --------      -------
Net loss                                                         (437)        (331)         (917)        (456)

Other comprehensive gain (loss), net of tax                        (6)          --             2           --
                                                             --------      -------      --------      -------
Comprehensive loss                                           $   (443)     $  (331)     $   (915)     $  (456)
                                                             ========      =======      ========      =======
Basic and diluted loss per common share:
   Loss  from continuing operations                          $  (.029)     $ (.045)     $  (.071)     $ (.063)
   Income from discontinued operations                           .000         .004          .000         .007
                                                             --------      -------      --------      -------
Net loss per common share                                    $  (.029)     $ (.041)     $  (.071)     $ (.056)
                                                             ========      =======      ========      =======
Weighted average number of Common Shares used in
basic and diluted calculation                                  14,881        8,141        12,846        8,141
                                                             ========      =======      ========      =======

Interim results are not indicative of the results expected for a full year.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

Six months ended September 30,                                            2000         1999
-----------------------------------------------------------------------------------------------
                                                                       (Unaudited)  (Unaudited)

Cash flow from operating activities:

Net loss                                                                $  (917)     $  (456)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on settlement                                                          (19)
Depreciation and amortization                                                58           29
Contribution of services by management                                      125           50
Compensation and consulting fees via stock                                   58            2
Contribution of rent by management                                           --           25
(Income) loss on discontinued operations                                     --          (60)
(Increase) decrease in:
  Prepaid expenses                                                            7          (48)
  Receivables                                                                 9          (39)
  Increase (decrease) in:
  Accounts payable                                                         (114)          40
  Accrued liabilities                                                        16          118
                                                                        -----------------------
Net cash used in continuing operations                                     (777)        (339)
Net cash used in discontinued operations                                     --           (8)
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                      (777)        (347)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities:

Recovery of investment in Minutemeals.com                                    --           23
Proceeds from sale of marketable securities                                 833           --
Purchase of marketable securities                                          (846)          --
Purchase of property and equipment                                          (16)         (50)
-----------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (29)         (27)
-----------------------------------------------------------------------------------------------
Cash flow from financing activities:

Proceeds from the issuance of common stock                                1,150           --
Proceeds from the exercise of stock options and warrants                     --           12
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 1,150           12
-----------------------------------------------------------------------------------------------
Net  increase in cash and cash equivalents                                  344         (362)
Cash and cash equivalents, beginning of period                              750        1,007
-----------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period (including cash
amounts in net liabilities of discontinued operations)                  $ 1,094      $   645
                                                                        =======================

See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, (the "Company") operates as an Internet media company seeking to establish websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. In addition, the Company made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. The investment was written off as of March 31, 2000.

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

      SITI has added a new streaming radio player to the existing embedded radio on its Tropia website, now in late stages of software development, which plays its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels are expected to become bases for sale of promotional services for emerging artists, and advertising across multiple listener preference communities. Another radio player with streaming video is in development, but so far, has reached a software impass.

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

      (c) DISCONTINUED OPERATIONS

      As a result of the December 11, 1998 Change of Control Transaction described in Note 1, the Company discontinued its prior operations. In accordance with Accounting Principles Board ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. There were no net liabilities as of March 31, 2000 and September 30, 2000.

Operating results from discontinued operations are as follows:

For the three months ended, September 30,               2000         1999
                                                        ----         ----
                                                      (Amounts in thousands)
                                                      ----------------------
Revenues                                              $   --        $   --
                                                      --------------------

Operating costs and expenses:
    Selling, general and administrative expenses          --            --
                                                      --------------------
          Total operating costs and expenses              --            --
                                                      --------------------
Operating Income (Loss)                                   --            --
                                                      --------------------
Other income and (expenses)                               --            35
                                                      --------------------
Income from discontinued operations                   $   --        $   35
                                                      ====================

For the nine months ended, September 30,                2000         1999
                                                        ----         ----
                                                      (Amounts in thousands)
                                                      ----------------------
Revenues                                              $   --        $   --
                                                      --------------------

Operating costs and expenses:
    Selling, general and administrative expenses          --             8
                                                      --------------------
          Total operating costs and expenses              --             8
                                                      --------------------
Operating Income (Loss)                                   --            (8)
                                                      --------------------
Other income and (expenses)                               --            68
                                                      --------------------
Income from discontinued operations                   $   --        $   60
                                                      ====================

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

      (f) CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less from the original date of maturity. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market. The Company deposits its cash with financial institutions and, at times, such balances exceed Federal insurance limits.

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

      (i) LOSS PER COMMON SHARE

      Loss per share for the six months and quarters ended September 30, 2000 and September 30, 1999 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the six months ended September 30, 2000 and 1999 are approximately 12,846,000 and 8,141,000, respectively. For the quarters ended September 30, 2000 and 1999 the weighted average number of shares used in the computation of loss per common share are approximately 14,881,000 and 8,141,000, respectively.

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

      (k) COMPREHENSIVE INCOME

      Comprehensive income is comprised of net income and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, other comprehensive income is comprised of unrealized holding gains on marketable securities.

      (l) WEBSITE EXPENSES

      In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued consensuses on an emerging accounting issue entitled "Accounting for Web Site Development Costs" (Issue 00-2). These consensuses addressed costs incurred in the planning stage, the application and infrastructure development stage, graphics development stage, the content development stage, and the operating stage. The consensuses call for capitalization or expense treatment of various costs depending on certain criteria. The consensuses are applicable for costs incurred for fiscal quarters beginning after June 30, 2000 and allows a company to adopt the consensuses as a cumulative effect of a change in accounting principles.

      The web site development costs incurred during the quarter ended September 30, 2000 were associated with the operating stage and were expensed as provided for in Issue 00-2. Web site development costs incurred through June 30, 2000 were expensed and the company has elected to not capitalize any previously eligible costs and treat this adjustment as a cumulative change in accounting principles.

2. STATEMENT OF CASH FLOWS

                                                             Six months ended
                                                               September 30,
                                                          ----------------------
                                                             2000        1999
                                                          ----------------------
                                                          (Amounts in thousands)


Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                    $  --        $ --
  Cash paid during the year for income taxes                $   1        $ --

Non-cash transactions:
  Contribution of salaries by management                    $ 125        $ 50
  Contribution of rent by management                        $  --        $ 25
  HungryBands                                               $  53        $ --
  Acquisition of Tropia, Inc.                               $  --        $307
  Gain on settlement                                        $ (19)       $ --
  Compensation and consulting fees via stock                $  58        $  2

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

      HungryBands.com was acquired for 150,000 shares of SITI common stock, payable in three installments through June, 2000 to its founder and owner Ted Mazola, as certain operating goals are achieved. HungryBands.com represented that it had over 1,000 bands signed-up or linked into its website. As of September 30, 2000, all of said shares have been issued to Mr. Mazola.

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
                                             =======

      SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which was wholly-owned by Mr. Zuckerman, for a total of 60,000 shares (approximately $31,875) of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing the March, 2000 Expo (in which he retained a 75% interest). Messrs. Mazola and Zuckerman recently joined SITI as Vice-President/Technology and Vice-President/NewMedia Development, respectively.

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

4. LICENSING AGREEMENTS

      Throughout the current fiscal year, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the quarters and six months ended September 30, 2000 and 1999, respectively.

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

      Following is a tabulation of business segment information for the current fiscal year. No prior year data is available, because SITI acquired these segments during the fourth quarter of the prior fiscal year.

                       CD Sales-       New        New
                        Tropia/       Media    MediaMusic
                        Hungry        Music       Band       New York                 Inter-
                         Bands         News     Directory      Expo     Corporate    Segment       Total
                         -----         ----     ---------      ----     ---------    -------       -----
    Six months
      ended
  September 30,
      2000                                     (Amounts in thousands)
----------------
Sales
Operating loss           (275)         (140)       (95)       (153)       (300)                    (963)
Interest Income                                                                        11            11
Other Income                                                                           35            35
Net loss                 (275)         (140)       (95)       (153)       (254)                    (917)

Assets                                                                              1,933         1,933
Depreciation and
amortization                3             3          3           3          46                       58

6. OTHER AGREEMENTS

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs were payable in installments based upon certain prescribed performance objectives. As of September 30, 2000, the Company recorded $25,000 in research and development expenses associated with this contract. The final installment, however, of $8,333 has not been paid, pending solution of certain software problems in the project.

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

      Continuing defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the company is making claims in such proceeding.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report the Company knows of no pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

8. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                            September 30, 2000   March 31, 2000
                                            ------------------   --------------
                                                    (Amounts in thousands)

Computer Equipment and Furniture                   $ 129              $ 115
Computer Software                                      6                  4
Accumulated Depreciation                             (26)               (10)
                                                   -----              -----
Property and Equipment, net                        $ 109              $ 109
                                                   =====              =====

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                September 30,      March 31,
                                                    2000             2000
                                                ----------------------------
                                                    (Amounts in thousands)

Accrued audit and tax fees                          $ 28             $ 54
Deferred rent                                          7                7
Deferred revenue                                       7               --
Accrued expenses and
  Accounts payable                                    67               76
                                                    ----             ----
                                                    $109             $137
                                                    ====             ====

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

      The Company is still in the early stages of developing its music sites and business, and its revenues are negligible. (See Notes 1 (a) and (b) to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated.

                                            Three months ended September 30,
                                          ------------------------------------
                                           2000       %         1999       %
                                          ------------------------------------
Continuing Operations:                             (Amounts in thousands)
Revenues                                      0        --          0        --
Operating costs and expenses:
Selling, general and administrative         461        --        374        --
                                          -----                -----
Total operating costs and expenses          461        --        374        --
                                          -----                -----
Operating income (loss)                   $(461)       --      $(374)       --
                                          =====                =====

                                             Six months ended September 30,
                                          ------------------------------------
                                           2000       %         1999       %
                                          ------------------------------------
Continuing Operations:                             (Amounts in thousands)
Revenues                                      0        --          0        --
Operating costs and expenses:
 Cost of sales                               14        --          0        --
 Selling, general and administrative        949        --        534        --
                                          -----                -----
Total operating costs and expenses          963        --        534        --
                                          -----                -----
Operating income (loss)                   $(963)       --      $(534)       --
                                          =====                =====

      CONSOLIDATED REVENUES

      For the three and six months ended September 30, 2000, the Company's revenues were nominal. During the prior fiscal year, the Company began to implement its new Internet business strategy, and there were no revenues from continuing operations.

      OPERATING COSTS AND EXPENSES

      Operating costs and expenses increased $87,000 and $429,000 for the three and six months ended September 30, 2000 as compared to the same periods in the prior fiscal year primarily due to increased selling, general and administrative expenses of approximately $87,000 and $415,000, respectively.

      The increase in selling, general and administrative expenses of $87,000 or 23% and $415,000 or 78%, respectively, for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999 is primarily due to an increase in personnel and related expenses as well as outside services. Personnel and related increased approximately $133,000 or 129% and $297,000 or 218%, respectively, for the three and six months ended September 30, 2000 as compared to the same periods in the prior fiscal year as a result of the hiring of officers and staff to assist in the development of SITI. To further assist in the Company's development, independent contractors were retained for the quarter and six months ended September 30, 2000 resulting in increased expenses of approximately $40,000 or 133% and $87,000 or 185%, respectively, as compared to the prior fiscal year. There was no such staff during the earlier fiscal periods. For the quarter and six months ended September 30, 2000, co-location fees increased approximately $18,000 or 100% and $24,000 or 100%, respectively, as compared to the same periods in the prior fiscal year as a result of the Company's increased activity associated with its websites. Also, the Company wrote off certain licensing agreements during the quarter ended June 30, 2000 that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $28,000. As a result of the Company's acquisitions during the prior fiscal year as well as the outfitting of offices, the Company recorded increased depreciation and amortization of approximately $4,000 or 15% and $28,000 or 97%, respectively, for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999. These increases were partially offset by a decrease of approximately $131,000 or 96% and $105,000 or 64%, respectively, in legal fees for the three and six months ended September 30, 2000 as compared to the three and six months ended September 30, 1999. This decrease is a direct result of a decline in corporate organizational matters. Accounting expenses decreased approximately $13,000 or 46% and $35,000 or 44%, respectively, for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999. This decrease is directly related to the retaining of a new independent accounting firm. The remaining increase in selling, general and administrative expenses of approximately $36,000 and $91,000, respectively, for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999 is attributable to the increased staff, as well as office space, of the Company, as it pursues its business plan.

      During the quarter and six months ended September 30, 1999, operating costs and expenses were primarily composed of compensation to employees and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. See "Operating Loss" below. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

      OPERATING LOSS

      The Company experienced an operating loss of approximately $461,000 and $963,000, respectively, for the three and six months ended September 30, 2000 as compared to an operating loss of approximately $374,000 and $534,000, respectively, for the three and six months ended September 30, 1999. This increased loss is directly related to increased operating costs and expenses for the current fiscal quarter and six months ended September 30, 2000 as compared to the same periods in the prior fiscal year.

      OTHER INCOME AND EXPENSE

      Other income for the three months ended September 30, 2000 totaled approximately $24,000 as compared to $8,000 in the prior fiscal year. This increase is primarily due to a gain on the sale of marketable securities of approximately $14,000. For the six months ended September 30, 2000, other income totaled approximately $46,000 as compared to $18,000 for the six months ended September 30, 1999. This increase of $28,000 is primarily due to the settlement agreement between the Company and the former officers of Tropia as well as the gain recognized upon the sale of marketable securities.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000 the Company has working capital of $1,535,000 attributable to the infusion of cash from the June 2000 stock purchase agreements.

      Net cash used by operating activities for the six months ended September 30, 2000 totaled approximately $777,000 as compared to $347,000 during the six months ended September 30, 1999. This increase in cash usage is primarily due to the payments of operating costs and expenses during the quarter ended September 30, 2000 as compared to the same period in the prior fiscal year.

      During the six months ended September 30, 2000, the Company recorded approximately $29,000 in net cash used by investing activities primarily due to the purchase, net of sale proceeds, of marketable securities of approximately $13,000 in 2000. During the six months ended September 30, 1999, the Company had no activity with respect to its marketable securities. However, in May 1999 the Company was reimbursed $23,000 in funding as a result of the termination of its agreement with Minutemeals.com, Inc. In addition, capital expenditures totaled approximately $16,000 and $50,000, respectively, for the six months ended September 30, 2000 and 1999 as a result of its outfitting of the New York office and it funding of its business plan.

      As a result of the June 2000 stock purchase agreements, the Company received $1,150,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,150,000 for the six months ended September 30, 2000, as compared to $12,000 during the comparable fiscal period of 1999.

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

ITEM 2. CHANGES IN SECURITIES

      For a discussion on transactions resulting in changes in securities through June 30, 2000, see the Form 10-Q for 6/30/00.

      In July 2000, the Company issued 260,000 shares to certain of its staff and contractors as performance bonuses. Such shares of Common Stock were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                   Number   Title

                   27       Financial Data Schedule

      B.    Reports on Form 8-K

            On October 6, 2000, the Company filed a Current Report on Form 8-K announcing at "Item 4 - Change of Registrant's Certifying Accountant", the merger of Edward Isaacs and Company, LLP with McGladrey & Pullen, LLP and that the former would no longer be the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 6, 2000

                                        SITI-SITES.COM, INC.


                                        By /s/ Lawrence M. Powers
                                           -------------------------------------
                                           Lawrence M. Powers
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                        By /s/ Robert Ingenito
                                           -------------------------------------
                                           Robert Ingenito
                                           President and Vice-Chairman of the
                                            Board of Directors


                                        By /s/ Toni Ann Tantillo
                                           -------------------------------------
                                           Toni Ann Tantillo
                                           Chief Financial Officer,
                                           Vice President, Secretary and
                                            Treasurer

                                   Exhibit 27