Form 10-Q
period 2000-12-31
SITI-SITES COM INC
filed 2001-02-08
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2000

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

As of January 16, 2001, the registrant had outstanding approximately 15,000,000 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:
      (1) Quarterly Reports to security holders on Form 10-Q for the quarters ended September 30, 2000, (the "Form 10-Q for 9/30/00") and June 30, 2000, (the "Form 10-Q for 6/30/00"), respectively;
      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");
      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2000, (the "Form 10-K for 2000");
      (4) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999, (the "Form 10-Q for 12/31/99");
      (5) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in this Quarterly Report on Form 10-Q in several places.

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                DECEMBER 31, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Consolidated Balance Sheets ............................................    1

Consolidated Statements of Loss and Comprehensive Loss .................    2

Consolidated Statements of Cash Flows ..................................    3

Notes to Condensed Consolidated Financial Statements ...................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations ..............................................   13

PART II.  OTHER INFORMATION ............................................   16

Item 1. Legal Proceedings ..............................................   16

Item 2. Changes in Securities ..........................................   17

Item 6. Exhibits and Reports on Form 8-K ...............................   17

PART I. FINANCIAL INFORMATION
SITI-Sites.com, Inc.
Consolidated Balance Sheets
(Amounts in thousands)

                                                                       December 31, 2000     March 31,
                                                                          (Unaudited)          2000
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                $       352      $       750

  Marketable securities                                                            914              490

  Receivables and other assets                                                      34               60
                                                                           -----------      -----------
             Total current assets                                                1,300            1,300
                                                                           -----------      -----------

  Property and Equipment, net of accumulated depreciation                          122              109
                                                                           -----------      -----------

Intangibles:
     Goodwill                                                                      289              236

      Less: Accumulated amortization                                              (132)             (67)
                                                                           -----------      -----------
Intangibles, net                                                                   157              169
                                                                           -----------      -----------

             Total assets                                                  $     1,579      $     1,578
                                                                           ===========      ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts payable and accrued liabilities                                 $        93      $       137

  Deferred income                                                                   19               --
  Accrued legal fees                                                                --               70
                                                                           -----------      -----------
             Total current liabilities                                             112              207
                                                                           -----------      -----------

             Total liabilities                                                     112              207
                                                                           -----------      -----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares authorized and none
issued and outstanding                                                              --               --
Common stock, $.001 par value, 35,000 shares authorized and 15,057 and
9,812 issued and outstanding, respectively                                          15               10
  Paid-in capital                                                               77,395           75,938
  Accumulated deficit                                                          (75,631)         (74,270)
                                                                           -----------      -----------
                                                                                 1,779            1,678
 Treasury stock, 112 shares and 62 shares at cost, respectively                   (330)            (311)
 Accumulated Other Comprehensive Income                                             18                4
                                                                           -----------      -----------
             Total stockholders' equity                                          1,467            1,371
                                                                           -----------      -----------

             Total liabilities and stockholders' equity                    $     1,579      $     1,578
                                                                           ===========      ===========
See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Consolidated Statements of Loss and Comprehensive Loss
(Amounts in thousands, except per share amounts)

                                                       Three months ended          Nine months ended
(Unaudited)                                                December 31,               December 31,
                                                       2000          1999          2000          1999
---------------------------------------------        --------      --------      --------      --------
Revenues                                             $     --      $     --      $     --      $     --
                                                     --------      --------      --------      --------
Operating costs and expenses:
  Cost of sales                                             1            --            15            --
  Selling, general and administrative                     451           487         1,400         1,021
                                                     --------      --------      --------      --------
           Total operating costs and expenses             452           487         1,415         1,021
                                                     --------      --------      --------      --------

Operating loss                                           (452)         (487)       (1,415)       (1,021)
                                                     --------      --------      --------      --------

Other income, net                                           8            12            54            30
                                                     --------      --------      --------      --------

Loss from continuing operations                          (444)         (475)       (1,361)         (991)

Income from discontinued operations                        --             6            --            66
                                                     --------      --------      --------      --------

Net loss                                                 (444)         (469)       (1,361)         (925)

Other comprehensive gain, net of tax                       12            --            14            --
                                                     --------      --------      --------      --------
Comprehensive loss                                   $   (432)     $   (469)     $ (1,347)     $   (925)
                                                     ========      ========      ========      ========

Basic and diluted loss per common share:
   Loss from continuing operations                   $  (.029)     $  (.056)     $  (.100)     $  (.120)
   Income from discontinued operations                   .000          .001          .000          .008
                                                     --------      --------      --------      --------
Net loss per common share                            $  (.029)     $  (.055)     $  (.100)     $  (.112)
                                                     ========      ========      ========      ========

Weighted average number of Common Shares
used in basic and diluted calculation                  15,057         8,486        13,586         8,256
                                                     ========      ========      ========      ========

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands)

Nine months ended December 31,                                              2000        1999
---------------------------------------------------------------------------------------------
                                                                     (Unaudited)  (Unaudited)
Cash flow from operating activities:
Net loss                                                                $(1,361)     $  (925)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on litigation settlement                                               (19)          --
Gain on sale of marketable securities                                       (14)          --
Depreciation and amortization                                                90           53
Contribution of services by management                                      200           88
Compensation and consulting fees via stock                                   58            2
Contribution of rent by management                                           --           25
Net liabilities of discontinued operations                                   --          (68)
 (Increase) decrease in:
  Prepaid expenses                                                           17          (38)
  Receivables                                                                 9          (12)
  Increase (decrease) in:
  Deferred income                                                            19           --
  Accounts payable and accrued liabilities                                 (114)         232
---------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (1,115)        (643)
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
Investment in Volatile Media                                                 --         (500)
Recovery of investment in Minutemeals.com                                    --           23

Proceeds from sale of marketable securities                                 950           --
Purchase of marketable securities                                        (1,345)          --
Purchase of property and equipment                                          (38)         (67)
---------------------------------------------------------------------------------------------

Net cash used in investing activities                                      (433)        (544)
---------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                1,150        1,750
Proceeds from the exercise of stock options and warrants                     --           12
---------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 1,150        1,762
---------------------------------------------------------------------------------------------
Net  (decrease) increase in cash and cash equivalents                      (398)         575
Cash and cash equivalents, beginning of period                              750        1,007
---------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period (including cash
amounts in net liabilities of discontinued operations)                  $   352      $ 1,582
                                                                        =====================

See accompanying notes to consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, (the "Company") operates as an Internet media company operating websites for the marketing of products and services. The Company's four current websites and an affiliated website relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. In addition, the Company made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which does business as EZCD.com. The investment was written off as of March 31, 2000.

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

      The Company's business strategy in the music field is to build a database marketing operation, which renders an array of specialized services to musical artists and their fans, and music business on the Internet, at modest fees on a continuing basis. A major investor and member of senior management of the Company (Robert Ingenito) is highly experienced in database marketing techniques he developed and practiced successfully in several private and publicly owned businesses. This plan has been underway since January, 2000, and several products are launching during the next few months.

      The Company considers its thousands of musical artists and their fans, a beginning group of prospects for sale of SITI's services. These musical artists are mostly emerging rock/pop groups, i.e. independent and not affiliated with major record companies, in many genres and locales, each comprising several artists and some fan following. The Company's www.newmediamusic.com newsletter has become recognized in the industry as an important source of news and analytics daily.

      The Company's software team has been revising and expanding its websites to handle the various publications, and artist and fan services which will be offered to its potential database. Revenue sources are expected to include charges for e-mail distribution of band communications to their fans, touring locations, clubs and play dates, new record releases, promotion of bands at their own websites, and hyperlinks to the various websites and stores where their music is sold.

      SITI has added a new streaming radio player to the existing embedded radio on its Tropia website, which plays its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels are expected to become bases for sale of promotional services for emerging artists, and advertising across multiple listener preference communities.

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

      (c) DISCONTINUED OPERATIONS

      As a result of the December 11, 1998 Change of Control Transaction described in Note 1, the Company discontinued its prior operations. In accordance with Accounting Principles Board ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations. There were no net liabilities as of March 31, 2000 and December 31, 2000.

      Operating results from discontinued operations are as follows:

         For the three months ended, December 31,                 2000         1999
                                                                  ----         ----
                                                                (Amounts in thousands)
         Revenues                                             $        --    $       --
                                                              -------------------------
         Operating costs and expenses:

             Selling, general and administrative expenses              --            --
                                                              -------------------------
                    Total operating costs and expenses                 --            --
                                                              -------------------------

         Operating Income (Loss)                                       --            --
                                                              -------------------------
         Other income and (expenses)                                   --             6
                                                              -------------------------
         Income from discontinued operations                  $        --    $        6
                                                              =========================

         For the nine months ended, December 31,                  2000         1999
                                                                  ----         ----
                                                                (Amounts in thousands)
         Revenues                                             $        --   $        --
                                                              -------------------------
         Operating costs and expenses:
                                                              -------------------------
             Selling, general and administrative expenses              --             8
                                                              -------------------------
                    Total operating costs and expenses                 --             8
                                                              -------------------------
         Operating Income (Loss)                                       --            (8)
                                                              -------------------------
         Other income and (expenses)                                                 74
                                                              -------------------------
         Income from discontinued operations                  $        --   $        66
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

      (f) CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less from the original date of purchase. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market. The Company deposits its cash with financial institutions and, at times, such balances exceed Federal insurance limits.

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

      (i) LOSS PER COMMON SHARE

      Loss per share for the nine months and quarters ended December 31, 2000 and December 31, 1999 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the nine months ended December 31, 2000 and 1999 are approximately 13,586,000 and 8,256,000, respectively. For the quarters ended December 31, 2000 and 1999 the weighted average number of shares used in the computation of loss per common share are approximately 15,057,000 and 8,486,000, respectively.

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

      Goodwill is recorded based upon the excess of the purchase price over the fair market value of assets purchased and is amortized over a three year period. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated short fall of cash flows.

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

      The web site development costs incurred during the quarter ended December 31, 2000 were associated with the operating stage and were expensed as provided for in Issue 00-2. Web site development costs incurred through June 30, 2000 were expensed and the Company has elected to not capitalize any previously eligible costs and treat this adjustment as a cumulative change in accounting principles.

2. STATEMENT OF CASH FLOWS

                                                             Nine months ended
                                                               December 31,
                                                         -----------------------
                                                             2000         1999
                                                         -----------------------
                                                          (Amounts in thousands)
    Supplemental disclosures of cash flow information:
      Cash paid during the year for interest             $       --    $      --
      Cash paid during the year for income taxes         $       10    $      --

    Non-cash transactions:

      Contribution of salaries by management             $      200    $      88
      Contribution of rent by management                 $       --    $      25
      HungryBands                                        $       53    $      --
      Acquisition of Tropia, Inc.                        $       --    $     159
      Gain on settlement                                 $      (19)   $      --
      Compensation and consulting fees via stock         $       58    $       2

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
                                                     =======

      SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which was wholly-owned by Mr. Zuckerman, for a total of 60,000 shares (approximately $31,875) of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing the March, 2000 Expo (in which he retained a 75% interest). Messrs. Mazola and Zuckerman joined SITI as Vice-President/Technology and Vice-President/NewMedia Development, respectively.

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

4. LICENSING AGREEMENTS

      Throughout the current fiscal year, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the quarters and nine months ended December 31, 2000 and 1999, respectively.

5. SEGMENT INFORMATION

      The Company has divided its operations into 4 reportable segments:, NewMediaMusic News, NewMediaMusic Band Directory, NewYorkExpo and CD Sales - Tropia/HungryBands

      The reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon profit or loss from operations before income taxes. Intersegment sales or transfers are recorded based on prevailing market prices. The Company determines its reporting segments based upon their varying product lines.

      Following is a tabulation of business segment information for the current fiscal year. No prior year data is available, because SITI acquired these segments during the fourth quarter of the prior fiscal year.

                       New        New                    CD Sales-
                      Media    Media Music                Tropia/
                      Music       Band       New York     Hungry                Inter-
                      -----       ----       --------     ------                ------
                      News      Directory      Expo       Bands     Corporate   Segment    Total
                      ----      ---------      ----       -----     ---------   -------    -----
 Nine months
ended December
   31, 2000                                 (Amounts in thousands)
--------------
Sales
Operating loss         (234)       (140)       (222)       (318)       (501)               (1,415)

Interest Income                                                          19                    19

Other Income                                                             35                    35
Net loss               (234)       (140)       (222)       (318)       (447)               (1,361)

Assets                                                                1,579                 1,579
Depreciation and
amortization              5           5           5           5          70                    90

6. OTHER AGREEMENTS

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs were payable in installments based upon certain prescribed performance objectives. As of December 31, 2000, the Company recorded $25,000 in research and development expenses associated with this contract. The final installment, however, of $8,333 has not been paid, pending resolution of certain software problems in the project.

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

      In accordance with all of the above agreements, all monies have been received by the Company and have been included in its working capital.

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

8. FIXED ASSETS

      Property and equipment consisted of the following:

                                              December 31, 2000   March 31, 2000
                                              -----------------   --------------
                                                      (Amounts in thousands)

             Computer Equipment and Furniture     $       150      $       115
             Computer Software                              7                4
             Accumulated Depreciation                     (35)             (10)
                                                  -----------      -----------
             Property and equipment, net          $       122      $       109
                                                  ===========      ===========

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                   December 31,     March 31,
                                                       2000           2000
                                                   --------------------------
                                                      (Amounts in thousands)

                  Accrued audit and tax fees         $     26       $     54
                  Deferred rent                             7              7
                  Accrued expenses and
                      Accounts payable                     60             76
                                                     --------       --------
                                                     $     93       $    137
                                                     ========       ========

10. SUBSEQUENT EVENT

      In January 2001, SITI issued an aggregate of 210,000 additional shares of its common stock to certain of its employees in consideration of their services to SITI. Pursuant to certain employment arrangements, SITI also issued 250,000 shares of its common stock to those executives with such arrangements. These transactions, totaling 460,000 shares of common stock, raise SITI's issued and outstanding shares to 15,517,178 shares as of January 31, 2001.

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

                                                Three months ended December 31,
                                               ---------------------------------
                                                 2000     %      1999        %
                                               ---------------------------------
        Continuing Operations:                       (Amounts in thousands)
        Revenues                                     0    --          0     --
        Operating costs and expenses:
        Cost of sales                                1    --         --     --
        Selling, general and administrative        451    --        487     --
                                               -------          -------
        Total operating costs and expenses         452    --        487     --
                                               -------          -------
        Operating loss                         $  (452)   --    $  (487)    --
                                               =======          =======

                                                 Nine months ended December 31,
                                               ---------------------------------
                                                 2000     %      1999        %
                                               ---------------------------------
        Continuing Operations:                       (Amounts in thousands)
        Revenues                                     0    --           0     --
        Operating costs and expenses:
        Cost of sales                               15    --           0     --
        Selling, general and administrative      1,400    --       1,021     --
                                               -------           -------
        Total operating costs and expenses       1,415    --       1,021     --
                                               -------           -------
        Operating loss                         $(1,415)   --     $(1,021)    --
                                               =======           =======

      CONSOLIDATED REVENUES

      For the three and nine months ended December 31, 2000, the Company's revenues were nominal. During the prior fiscal year, the Company began to implement its new Internet business strategy, and there were no revenues from continuing operations.

      OPERATING COSTS AND EXPENSES

      Operating costs and expenses decreased $35,000 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999 primarily due to decreased selling, general and administrative expenses of approximately $36,000. During the prior fiscal quarter, the Company held its Annual Meeting of Stockholders which resulted in costs of approximately $200,000 and no such meeting was held during the current fiscal quarter. Legal fees for the three months ended December 31, 2000 decreased approximately $50,000 or 100% as compared to the three months ended December 31, 1999 as a result of a decline in corporate organizational matters. These decreases were offset by an increase in personnel and related expenses of approximately $178,000 or 223% as compared to the quarter ended December 31, 1999 as a result of the hiring of officers and staff to assist in the development of SITI.

      Operating costs and expenses increased approximately $394,000 or 39% for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 due to an increase in selling, general and administrative expenses of approximately $379,000 or 37% and increased cost of sales of approximately $15,000 or 100%. The increase in selling, general and administrative expenses of $379,000 or 37% for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 is primarily due to an increase in personnel and related expenses as well as outside services. Personnel and related increased approximately $475,000 or 220% for the nine months ended December 31, 2000 as compared to the same period in the prior fiscal year as a result of the hiring of officers and staff to assist in the development of SITI. Also, the Company recorded a charge of approximately $200,000 representing management's contribution of services. To further assist in the Company's development, independent contractors were retained for the nine months ended December 31, 2000 resulting in increased expenses of approximately $88,000 or 101% as compared to the prior fiscal year. There was no such staff during the earlier fiscal periods. For the nine months ended December 31, 2000, co-location fees increased approximately $21,000 or 191% as compared to the same period in the prior fiscal year as a result of the Company's increased activity associated with its websites. Also, the Company wrote off certain licensing agreements during the quarter ended June 30, 2000 that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $28,000. As a result of the Company's acquisitions during the prior fiscal year as well as the outfitting of offices, the Company recorded increased depreciation and amortization of approximately $35,000 or 65% for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. These increases were partially offset by a decrease of approximately $155,000 or 72% in legal fees for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. This decrease is a direct result of a decline in corporate organizational matters. Accounting expenses decreased approximately $43,000 or 42% for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999. This decrease is directly related to the retaining of a new independent accounting firm. The remaining decrease in selling, general and administrative expenses of approximately $70,000 for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 is attributable to the Company's shareholder meeting in December 1999. No such meeting was held during the current fiscal year.

      During the quarter and nine months ended December 31, 1999, operating costs and expenses were primarily composed of compensation to employees and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. See "Operating Loss" below. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

      OPERATING LOSS

      The Company experienced an operating loss of approximately $452,000 and $1,415,000, respectively, for the three and nine months ended December 31, 2000 as compared to an operating loss of approximately $487,000 and $1,021,000, respectively, for the three and nine months ended December 31, 1999. This increased loss is directly related to increased operating costs and expenses for the current fiscal quarter and nine months ended December 31, 2000 as compared to the same periods in the prior fiscal year.

      OTHER INCOME AND EXPENSE

      Other income for the three months ended December 31, 2000 totaled approximately $8,000 as compared to $12,000 in the prior fiscal year. This decrease is primarily due to a decline in interest income. For the nine months ended December 31, 2000, other income totaled approximately $54,000 as compared to $30,000 for the nine months ended December 31, 1999. This increase of $24,000 is primarily due to the settlement agreement between the Company and the former officers of Tropia as well as the gain recognized upon the sale of marketable securities.

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000 the Company has working capital of $1,188,000 attributable to the infusion of cash from the June 2000 stock purchase agreements.

      Net cash used by operating activities for the nine months ended December 31, 2000 totaled approximately

$1,115,000 as compared to $643,000 during the nine months ended December 31, 1999. This increase in cash usage is primarily due to the payments of operating costs and expenses during the quarter ended December 31, 2000 as compared to the same period in the prior fiscal year.

      During the nine months ended December 31, 2000, the Company recorded approximately $433,000 in net cash used by investing activities primarily due to the purchase, net of sale proceeds, of marketable securities of approximately $395,000 in 2000. During the nine months ended December 31, 1999, the Company had no activity with respect to its marketable securities. However, in May 1999 the Company was reimbursed $23,000 in funding as a result of the termination of its agreement with Minutemeals.com, Inc. and invested $500,000 in Volatile Media, Inc. which the Company wrote as of March 31, 2000. In addition, capital expenditures totaled approximately $38,000 and $67,000, respectively, for the nine months ended December 31, 2000 and 1999 as a result of its outfitting of the New York office and its funding of its business plan.

      As a result of the June 2000 stock purchase agreements, the Company received $1,150,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,150,000 for the nine months ended December 31, 2000. During the nine months ended December 31, 1999, the Company received $1,750,000 from the issuance of common stock pursuant to stock purchase agreements. (See the Form 10-Q for 12/31/99).

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

      For a discussion on transactions resulting in changes in securities from July 2000 through September 30, 2000, see the Form 10-Q for 9/30/00.

      In January 2001, SITI issued an aggregate of 210,000 additional shares of its common stock to certain of its employees in consideration of their services to SITI. Pursuant to certain employment arrangements, SITI also issued 250,000 shares of its common stock to those executives with such arrangements. These transactions, totaling 460,000 shares of common stock, raise SITI's issued and outstanding shares to 15,517,178 shares as of January 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                       Number    Title

                         27      Financial Data Schedule

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 6, 2001

                        SITI-SITES.COM, INC.


                        By /s/ Lawrence M. Powers
                           -----------------------------------------------------
                           Lawrence M. Powers
                           Chief Executive Officer and
                           Chairman of the Board of Directors


                        By /s/ Robert Ingenito
                           -----------------------------------------------------
                           Robert Ingenito
                           President and Vice-Chairman of the Board of Directors


                       By  /s/ Toni Ann Tantillo
                           -----------------------------------------------------
                           Toni Ann Tantillo
                           Chief Financial Officer,
                           Vice President, Secretary and Treasurer

                                   Exhibit 27