Form 10-K
period 2001-03-31
SITI-SITES COM INC
filed 2001-07-09
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 22, 2001 was approximately $415,000 based on the last price at which the Common Stock was sold on June 22, 2001 of $.08 as reported by the National Quotation Bureau. 15,517,178 shares of Common Stock were outstanding as of June 22, 2001.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2000 (the "Form 10-K for 1999");
      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");
      (3) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999 (the "Form 10-Q for 12/31/99");
      (4) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places.

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2001

          PART I                                                          PAGE
          ------                                                          ----
ITEM 1.   BUSINESS                                                           1

ITEM 2.   PROPERTIES                                                        12

ITEM 3.   LEGAL PROCEEDINGS                                                 12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                                13
          SECURITY HOLDERS

          PART II
          -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK                              13
          AND RELATED STOCKHOLDER MATTERS

ITEM 6.    SELECTED FINANCIAL DATA                                          15

ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                         15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        21

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                                                21

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                              21

          PART III
          --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                                                    22

ITEM 11.   EXECUTIVE COMPENSATION                                           23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                                  26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                                      27

          PART IV
          -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS
          SCHEDULES AND REPORTS ON FORM 8-K                                 28

                                     PART I

ITEM 1. BUSINESS

Introduction

      SITI-Sites.com, Inc., a Delaware corporation, and its various divisions (hereafter referred to collectively as "SITI" or the "Company") is an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry, and promotional services for independent artists not affiliated with major record companies. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related businesses, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. The terms of these January, 2000 acquisitions are further described in "Note 10. Goodwill" to the Consolidated Financial Statements referred to in "Part II Item 8. Financial Statements and Supplementary Data."

      The Company is still developing its software, music sites and business, and its revenues are negligible (See SITI's Business Plan). It has written off all development and operating costs. In addition, during fiscal 2000 the Company made a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was previously written off at March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations. The Company also entered a content and technology sharing agreement with EZCD.com pursuant to which they were to share music content and technology, which was not adequately performed by EZCD and may result in litigation.

      The April 21-22, 2001 Music & Internet Expo also lost approximately $350,000 and there are no present plans to hold it again. The Company has decided to discontinue the operations of the New York Expo business segment. (See "Item 1. - Business - Risk Factors - EZCD Investment Loss" and Note 1(b) to the Consolidated Financial Statements.)

      As of June 1, 2001, SITI employed a total of 15 employees and consultants, as compared to 2 employees in January, 1999. Full-time employees were reduced by 5 in early May, 2001 to reduce overhead. As a result of financings and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 15,500,000 shares as of June 15, 2001.

Corporate History

      SITI-Sites.com, Inc. was incorporated in Delaware in 1984 under management and control persons who left in 1995. As a result of a second change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The present senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies, to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc., after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN." (See Proxy Statement as of December 14, 1999.)

      As a result of the change of control and subsequent equity investments (and option exercises) through June 15, 2001, the directors and senior executive officers of the Company (along with family and associates) have invested approximately $4,000,000 in cash for equity in the Company. Recent publicized difficulties of other Internet marketing businesses in obtaining equity financing, which may continue indefinitely, have led the Company's investor/management to conclude they must finance its future growth themselves, at least in the short term.

SITI's Business Plan

      The Company's business strategy in the music field is to build a database marketing operation, which renders an array of specialized services to musical artists and their fans, and to music and consumer products businesses, at modest fees on a continuing basis. A major investor and member of senior management of the Company (Robert Ingenito) is highly experienced in database marketing techniques he developed and practiced successfully in several private and publicly owned businesses. This plan has been underway since January, 2000 and major portions of the necessary software have been completed and are in use. Portions of the artists' promotion services software, and the news content sharing software are still being revised.

      The Company considers its 3,000 musical artists and their fans, a beginning group of prospects for sale of SITI's artist promotion services. Thousands of additional artists are available through database sources known to the Company. These musical artists are mostly emerging rock/pop groups, i.e. independent and not affiliated with major record companies, in many genres and locales, each comprising several artists and some fan following.

      The Company's software team has been revising and expanding its websites to handle the various publications, and artist and fan services which will be offered to its potential database. Revenue sources are expected to be fees for targeted music news syndications for consumer product and music companies. Revenue sources for artist promotion services are expected to include monthly service fees for distribution of band communications to their fans, touring locations, clubs and play dates, new record releases, promotion of bands at their own websites, and hyperlinks to the various websites and stores where their music is sold.

      The implementation of the Company's business plan is occurring, in part, through its www.NewMediaMusic.com newsletter, a free e-magazine in operation this past year and a half. It contains current new media music news (i.e. digital music coverage, analysis and interviews on key industry problems) and is seen by thousands of industry professionals, artists and fans regularly. E-mails from readers and other comments on this newsletter indicate that it is a respected source of news and analysis. Artists are being offered free subscriptions to this newsletter, and to a new weekly artist edition thereof, to encourage their future participation in promotional services, analysis of industry issues, and merchandising services to be made available to them, through the Company's band and fan registry. The software underlying the NewMediaMusic newsletter is being revised for the addition of targeted, personalized information in each viewer's interest area, and the newsletter services and archives are expected to become additional revenue sources to SITI through syndication to product marketers, service charges and advertising revenues. This e-magazine in business, artist, fan and special market editions will provide increasingly focused information, and linkages for the Company's database of artists, fans and affiliated websites in the music field.

      SITI has added a new streaming radio player to the existing embedded radio on its Tropia website, which will play its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels are expected to become bases for sale of promotional services for emerging artists, and product advertising across multiple listener preference communities.

      The initial source for these emerging artists are the Company's www.Tropia.com and www.HungryBands.com music websites which play and sell CDs and MP3 downloads. Additional groups of artists and fans are expected to be added to SITI's music websites, or solely to its artist communication database, from other established music websites or artist services websites. The Company is attracting a growing supply of music news and information from many sources to enhance its database.

      Further implementation of SITI's strategy occurred through its ownership of www.NewYorkExpo.com and its related Internet music exposition held for the past two years in New York City. In May 2001, the Company decided to discontinue the New York Expo due to insufficient sponsorship and attendance. Internet music sites took booths at these expos, joined in the panels of experts, interacted with each other and with SITI's marketing development team, and provided current information to emerging artists and fans. The 2001 Expo was held in April 2001 at Madison Square Garden, but resulted in losses because of insufficient sponsorship and attendance. These Expos, however, placed the Company at the fulcrum of providers of music services, equipment and new technology, along with emerging digital music industry problems. Its founder, Steven Zuckerman, has become a consultant to the Company and is no longer a full-time employee.

      No assurances can be given that the Company will successfully complete the above-described database developments, or its ongoing software development, or achieve the revenues sought from the described business plan. (See "Item 1. Business - Risk Factors".)

Management Background

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell
(1978) with few assets, and becoming CEO in 1984. Raising some $200 million during his 1980's tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (50 plants) since his retirement. He remained on the board until 1995, and is still a major securities holder of Spartech. The core management team he previously assembled at Spartech Corporation has remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested $2,700,000 in SITI equity.

      Robert Ingenito, Investor and Vice Chairman/President of the Company , is a nationally known figure in the direct marketing industry, using databases for "data mining" in customer development. He was the President and a principal of Axciom Corporation (NASDAQ), an $800 million database management firm, when it first went public (and a director along with Mr. Powers in the 1980's). Most recently, Mr. Ingenito founded and managed Access Communications and Access Direct, two established data service companies. Access Direct produces high volume, highly segmented mail correlated to its clients' segmented databases. Access Communications produces critical documents from on-line transmissions from its clients, and was sold to Axciom Corporation in 1999. Mr. Ingenito is active in managing SITI's development strategy, and with other investors, has invested $900,000 in SITI equity.

      John Iannitto, Investor and Executive Vice-President of the Company, has a 25-year background in advertising, consumer product management, marketing and promotions, operating his own successful agency, RSI Marketing, for 20 years. Before starting his own marketing business, he was a product manager at General Foods and Lever Brothers. His clients at RSI Marketing include Johnson & Johnson (Personal Products), and also its joint venture with Merck (Drug Products), McNeil Consumer Healthcare (Tylenol) and Merial (Veterinary Products). Mr. Iannitto received his M.B.A. at Pace University and his A.B. at St. Francis College in New York. His expertise is in development of new product launch programs, and marketing established brands and services. He is active in management supervision of the New Media Music newsletter expansion, intended to also generate artists and fans for the Company's services business, and other new and ongoing projects of the Company.

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

      Paul Marshall is a key consultant who, through his company, acts as Director of Technology for the Company, and is in charge of its websites, and their underlying software. He heads a six-person team of software developers, and a designer. Mr. Marshall began working as a full-time consultant with the Company in May, 2001. He has been managing the software development, integration of all the Company's websites into a single format, adding the features necessary for its artists and fan services operations, new radio features, absorption of more artists into the database, new feature pages and linkages with strategic affiliates. Mr. Marshall is a Columbia University graduate, was trained at TIAA/CREEF in financial services software development, has been developing and consulting on software for 15 years in the New York area, and founded Maxus Systems, a virtual reality decisions support system. His consulting clients have included large publishers, the Departments of the Navy and Defense, and financial organizations.

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

      Another impediment to the transmission of music over the Internet has been the large size of music files. For example, a three-minute song can occupy more than thirty megabytes of storage. Storing and transferring audio files can be expensive and slow. To address this problem, compression formats have been developed. One of the first widely accepted standards for the compression of music was MP3, adopted by the Moving Picture Experts Group. The MP3 standard offers at least 10:1 compression and audio integrity at near-CD quality. MP3 playback is currently available on most operating environments such as Microsoft Windows 95, Windows 98, Windows NT and Mac OS, most major versions of UNIX (including Linux, the platform for SITI's websites) and many other operating environments. The development of compression formats such as MP3 and the increased availability of higher bandwidth Internet connections have made it practical to transmit music over the Internet. Now a series of hottest sounding compression formats are coming into use, and will replace the MP3 format in the next few years.

      In addition, the transmission of music over the Internet has been made more desirable by the recent introduction of certain products to enable consumers to move the audio content from a PC to a portable listening device. Portable audio players capable of storing and playing back downloaded MP3 audio files have been introduced and many new types are in development. The Company believes that these types of products will be desirable for many listeners on the website. The Company's existing radio player on its www.Tropia.com website, and its new radio player for all of its sites will make more audio from many sources available to its site visitors.

      As a result, aside from the traditional music distribution channels there are now other alternatives: complete digital music content and information clearinghouses (such as MP3.com (being acquired by Vivendi Universal), which uses data compression technologies to distribute and promote the music of a wide variety of artists), more traditional record label structures (such as EMusic.com, Inc. (now owned by Vivendi Universal)) and a combination of both. Artists will now have much greater control of their product, their marketing, their distribution channels, even their pricing. But no matter how much the music industry may change, artists will always need exposure. With musicians all over the world able to produce and distribute their music globally, it will become increasingly important (and difficult) to be seen and heard. The Company believes that its news and analysis and its artist and fan services on a database model that can sort and present blocks of information automatically, as expanded by its affiliations, will set the Company apart from other websites which base their business model only upon selling music over the Internet.

Intellectual Property

      The Company may be liable to third parties for content on its websites and CDs the Company distributes:

      1. if the music, text, graphics or other content on its websites or CDs violates their copyright, trademark or other intellectual property rights;
      2. if the artists or independent record labels associated with the websites violate their contractual obligations to others by providing content on the websites; or
      3. if content distributed over its websites or if the CDs are deemed obscene or defamatory.

      The Company may also be subject to these types of liability for content that is accessible from its websites through any links to other websites. The Company attempts to minimize these types of liability by requiring representations and warranties relating to its artists' ownership of and rights to distribute and submit their content and by taking related measures to review content on the websites. Artists also agree to indemnify the Company against liability it might sustain due to the content they provide. It is the Company's belief that the artist is responsible for the material he or she submits. However, in the future, the Company could be found liable for content made available on the websites.

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

      The market for the online promotion and distribution of music and music-related products and services is highly competitive and rapidly changing, with many large and small competitors. With no substantial barriers to entry on the Internet, the Company expects that competition will continue to intensify, including its niche in providing music news and database services to businesses, artists and fans.

      The Company faces competitive pressures from other providers of online music content which distribute free downloadable music, such as MP3.com, Inc., Napster.com, and various other companies. These competitors and several others offer services to emerging artists and their fans, some of which will be offered by the Company.

      In addition, although they generally do not offer the ability to download complete songs for free, the Company also potentially faces competition from:

      1. Other providers of online music content such as EMusic.com, Inc. and Launch Media, Inc.
      2. Companies offering MP3 or other audio compression formats, such as those of AT&T Corp., IBM Corporation, Liquid Audio, Inc., Microsoft Corporation, and RealNetworks, Inc. Some of these companies also offer customers the ability to download music from their websites.
      3. Online destination sites, including online prerecorded music retailers like Amazon.com, Inc. and CDNow Inc.
      4. Online "portals" like America Online, Inc., Excite, Inc., InfoseekCorporation, Lycos, Inc. and Yahoo!, Inc.
      5. Traditional music industry companies such as BMG Entertainment, a unit of Bertelsmann AG; EMI Group plc; Sony Corporation; Time Warner Inc. and Universal Music Group, a unit of Vivendi Universal., all of whom have entered the online commercial community with large resources and content.

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

Employees and Consultants

      As of June 1, 2001 the Company had 15 employees and consultants in operations and general administration. SITI executives, Messrs. Powers, Ingenito and Iannitto, have been working without cash compensation and, will continue to do so for at least the year ended March 31, 2002. Mr. Ingenito and Iannitto, will receive stock and options for their services over the next fiscal year. (See "Item 11. - Executive Compensation - Employment Agreements.") The Company has recorded an administrative expense and a capital contribution of $262,500 to account for the value of these services provided by executive management of the Company during the year ended March 31, 2001. The Company's future performance depends in significant part on its ability to continue to attract, retain and motivate, highly qualified technical and management personnel, for whom competition is intense. The Company may also continue to employ independent contractors and agents to support its development, marketing and administrative organizations, and presently employs four in such category. None of the Company's employees is represented by any collective bargaining unit. The Company believes that its relations with its employees, consultants and agents are good.

Prior Company History

      For a discussion of the Company's prior business, all of which operations were discontinued after the 1998 change of control and resignation of all senior management in December 1998, as well as its bankruptcy reorganization 1995-1997, see the Form 10-K for 1999, "Item 1. Business - Prior Company History," "Item 1. Business - Change of Control," and Item 3. Legal Proceedings - Other Proceedings." These discussions must be considered in light of the new direction and nature of the Company's business in the Form 10-K for 1999, and the Form10-Q for 12/31/99.

Risk Factors

      Risk factors may affect the Company's business, future operating results and financial condition. In addition to the other information in this Annual Report on Form10-K, and the Form 10-K for 1999, the following risk factors should be considered in evaluating the Company's business and prospects.

      Limited Operating History in New Business

      The Company's senior management and Board of Directors were replaced in December 1998 following the change of control transaction. The present senior management and Board changed the direction and nature of the Company's business, and have had a difficult time in developing a workable revenue model in the field of digital music.

Prior to that time, the Company had engaged in other businesses and developed a negative image which needed to be overcome. The Company does not expect the former businesses to provide any material future revenues. (See the Form 10-K for 1999, "Item 1. - Business - Prior Company History and Item 1. - Business - Change of Control.")

      History of Losses; Anticipation of Future Losses

      The Company has not achieved profitability and expects to incur operating losses for the foreseeable future. The Company anticipates that in the foreseeable future it will depend substantially on revenue from the sale to artists and fans of targeted information and services, and the syndication of music news and analysis to other marketers. Neither CDs nor merchandise has been sold in material amounts by any of its websites to date. The Company will need to generate significant revenues from repackaging its news database for other marketers and selling its artist promotion services, in order to achieve and maintain profitability. The Company cannot give assurances that it will be able to do so. Even if profitability is achieved, the Company cannot give assurances that it can sustain or increase profitability on a quarterly or annual basis in the future. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.")

      EZCD Investment Loss

      The Company invested $500,000 in January, 2000 in its strategic affiliate EZCD.com, coupled with an agreement for content and technology sharing. EZCD has been in bankruptcy liquidation since August 2000. The Company determined to write-off the entire investment as of March 31, 2000 because of uncertainties as to EZCD's future operations. Such risk factor is endemic to investing in start-up Internet companies, in the music field or elsewhere, and such general risk has been increased by the recent drop in today's value of several Internet music companies and the resulting attrition in their financing sources.

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

      Development of New Standards for the Electronic Delivery of Music

      The Company currently relies on MP3 technology for both brand identity and as a delivery method for the digital distribution of music. The Company does not own or control MP3 technology. The onset of competing industry standards for the electronic delivery of music could significantly affect the way the Company operates its business as well as the public's perception of the Company. For example, some of the major recording studios have announced a plan to develop a universal standard for the electronic delivery of music, called the Secured Digital Music Initiative, or SDMI. In addition, major corporations such as Microsoft Corporation, Dolby, IBM Corporation, AT&T Corp. and Sony Corporation have launched efforts to establish proprietary audio formats that will compete with the MP3 format. Some competitive formats offer security and rights-tracking features that MP3 technology does not currently offer. Widespread industry and consumer acceptance of any of these audio formats could significantly harm the Company's business if it is unable to adapt and respond to such changing standards. Although the Company is not tied exclusively to the use of MP3 technology or to any other specific standard for the electronic delivery of music, if a proprietary music delivery format receives widespread industry and consumer acceptance, the Company may be required to license additional technology and information from third parties (which may be competitors of the Company) in order to adopt such a format. The

Company cannot provide any assurance that this third-party technology and information will be made available to the Company on commercially reasonable terms, if at all.

      News Gathering

      Several other companies provide digital music news and analysis such as WebNoize, Insider, Reuters, The Wall Street Journal, the New York Times and many magazines. Few of them are earning large revenues from marketing music news, and subscription formats have not proven lucrative yet. The Company faces continuing competition from all of these news sources.

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

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the nine months ended December 31, 2001. If shareholders Powers and Ingenito remain satisfied with results of the software and database content development now in process, they presently intend to invest an additional $500,000 into equity of the Company in fiscal 2002. The Company's ability to continue its operations is highly dependent on its future ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; and (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.")

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

ITEM 2. PROPERTIES

      The Company's headquarters occupy some 2,500 square feet of office space in an office building located at Broadway and Houston Street in New York, New York. The Company holds a lease for such offices expiring on August 31, 2002. The Company moved its principal executive offices to this location in September, 1999. The Company's payment obligations under this lease were guaranteed by Chairman/CEO, Lawrence M. Powers. In addition, the terms of the lease included an initial month of free rent, and an escalation of rental payments over the three-year period. This charge will be amortized over the life of the lease. The Company believes that its properties and facilities are suitable and adequate for its purposes for the foreseeable future. (See "Part IV - Item 14. Note 5 to the Consolidated Financial Statements.")

ITEM 3. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities after their resignations during the third quarter of fiscal 2000. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company resulting in an increase in treasury stock and a corresponding gain on litigation settlement of approximately $19,000. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia.

      Defaults by EZCD.com and its officers as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the Company is making claims in such proceeding.

      Other Proceedings

      From 1995-1997 the Company went through a bankruptcy reorganization, as described in the Form 10-K for 1999, "Item 3. Legal Proceedings." In addition, for a discussion of past securities related proceedings involving management of the Company before the 1998 change of control, see the Form 10-K for 1999, "Item
3. Legal Proceedings."

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

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN" in January, 2000. The range of high and low closing bid prices for the Common Stock for the fiscal years 2001 and 2000 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                            2001                                       2000
                         Low     High                              Low      High

First Quarter (6/00)    $0.13   $0.69     First Quarter (6/99)    $0.94    $2.50

Second Quarter (9/00)    0.16    0.25     Second Quarter (9/99)    1.00     2.25

Third Quarter (12/00)    0.11    0.19     Third Quarter (12/99)    0.56     1.38

Fourth Quarter (3/01)    0.09    0.15     Fourth Quarter (3/00)    0.53     1.13

      On June 22, 2001, the last reported bid and ask prices of the Common Stock were $.08 and $.14, respectively.

      As of June 22, 2001 there were approximately 5,000 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2001, 2000 and 1999 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance development and expansion of the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

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

      For a discussion of sales of unregistered securities by the Company during the remaining portion of its 2000 fiscal year see the Form 10-K for 2000, "Item
5. Market for the Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

      For a discussion of sales of unregistered securities by the Company during the 2001 fiscal year ending prior to January 1, 2001, see the Form 10-Q for 12/31/00, "Part II. Item 2. Changes in Securities."

      All of the shares of Common Stock issued by the Company during the 2000 and 2001 fiscal years as described above and in the referenced Form 10-K for 1999 and the Form 10-Q for 12/31/00, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment; each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected financial information relating to the financial condition and results of continuing and discontinued operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K.

                     CONTINUING AND DISCONTINUED OPERATIONS

                                                                              For the Years Ended March 31,
                                                      ------------------------------------------------------------------------------
                                                           2001            2000              1999             1998            1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Amounts in thousands, except per share amounts)
Summary of Operations:
Total revenues of continuing operations                     2                1                0                0                0
Loss from continuing operations                          (1,646)          (1,731)            (484)              --               --
Loss from continuing operations per
common share                                             (0.117)          (0.201)           (0.15)              --               --
Net income (loss) from continuing and
discontinued operations                                  (2,002)          (1,708)          (1,804)          (3,077)          (6,180)
Net income (loss) per share from
continuing and discontinued operations                   (0.143)          (0.198)           (0.56)           (2.33)           (6.04)
Weighted average common
  Shares outstanding                                     14,024            8,622            3,200(a)         1,325            1,022

Summary of Financial Position:
Total assets                                              1,096            1,541            1,030            1,600            6,043
Long-term debt                                               --               --               --               --               --
Stockholders' equity                                        903            1,371              887              678            2,161

Dividends per share                                        None             None             None             None             None

(a) See Note 1(i) to Financial Statements regarding increase in outstanding shares in December, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and 1998 Change of Control

      The Company is an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promotes and markets the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As of March 31, 2001, the Company discontinued the operations of the New York Expo as a result of increased losses associated with the production of the Expo. In addition, during fiscal 2000, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. Such investment was written off at March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations. The Company also entered a technology sharing agreement with EZCD.com pursuant to which they were to share music content and technology, which was not adequately performed by EZCD. Such default could result in litigation. (See "Item 1. - Business - Risk Factors - EZCD Investment Loss; - Reliance on Artists and Independent Record Labels.") SITI currently employs a total of 15 employees and consultants. As a result of recent financings and incentive issuances to key employees and consultants, SITI's issued and outstanding shares have increased to approximately 15,500,000 shares as of June 15, 2001.

      SITI's history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The current senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN".

      As a result of the change of control, subsequent equity investments and option exercises through June, 2001, the directors and senior executive officers of the Company (along with family and associates) have invested or committed approximately $4,000,000 in cash for equity in the Company.

      In view of the Company's Internet business strategy and the rapidly evolving nature of its business, the following information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 1999 are discontinued operations. The following information should also be read in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SUMMARY OF OPERATIONS; CONTINUING AND DISCONTINUED

      The following discussion relates to the Company's continuing operations since the Change of Control Transaction and its prior operations which were discontinued December 31, 1998.

CONTINUING OPERATIONS

      The following table sets forth certain financial data for continuing operations for the periods indicated. As a result of the December 11, 1998 Change of Control Transaction described in the Form 10-K for 1999 "Item 1. Business-Change of Control," the Company discontinued its previous operations. In addition, during fiscal 2001, the Company discontinued its New York Expo business segment. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the fiscal 1999 and 2000 financial statements have been restated to reflect the discontinued operations. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

                                                    Years Ended March 31,
--------------------------------------------------------------------------------
Continuing Operations:                          2001         2000          1999
--------------------------------------------------------------------------------
                                                   (Amounts in thousands)
Revenues                                      $     2      $     1      $     0
                                              ----------------------------------

Operating costs and expenses:
Cost of sales                                       1           --           --
Impairment of goodwill                            134           --           --
Selling, general and administrative             1,594        1,275          414
                                              ----------------------------------
Total operating costs and expenses              1,729        1,275          414
                                              ----------------------------------

Operating loss                                $(1,727)     $(1,274)     $  (414)
                                              ==================================

The three-month reporting period for continuing operations begins January 1, 1999 and ends March 31, 1999 and is not a full fiscal year, whereas the data for fiscal 2001 and 2000 are for a complete 12-month period.

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      During the fiscal years ended March 31, 2001 and 2000, SITI's revenues were nominal. During the fiscal year ended March 31, 1999, the Company began to implement its new Internet business strategy, and there were no revenues from continuing operations.

OPERATING COSTS AND EXPENSES FROM CONTINUING OPERATIONS

      During the fiscal year ended March 31, 2001, operating costs and expenses increased approximately $454,000 or 36% as compared to the prior fiscal year as a result of increased selling, general and administrative expenses of approximately $319,000 or 25%. As a result of the Change of Control Transaction and the discontinuance of operations during the 1999 fiscal year, the Company experienced greater operating costs and expenses (primarily selling, general and administrative expenses) for the 2000 fiscal year as compared to the same period in the 1999 fiscal year by approximately $861,000.

      The increase in selling, general and administrative expenses of approximately $319,000 or 25% for the twelve months ended March 31, 2001 as compared to the same periods in the prior fiscal year is primarily due to increased personnel and related expenses of approximately $479,000 or 161%. Insurance expense increased approximately $39,000 or 975% for fiscal 2001 as compared to fiscal 2000. These increases in personnel and related expenses and insurance expense are due to the hiring of staff and officers. As a result of the Company's acquisitions during the prior fiscal year as well as the outfitting of offices, the Company recorded increased depreciation and amortization of approximately $37,000 or 47% for the fiscal 2001 year as compared to the fiscal year ended March 31, 2000. For the twelve months ended March 31, 2001, co-location fees and website expenses increased approximately $14,000 or 82% and $30,000 or 300%, respectively, as compared to the same period in the prior fiscal year as a result of the Company's increased activity associated with its websites. Also, the Company wrote off certain licensing agreements during the quarter ended June 30, 2000 that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $28,000, resulting in an increase from the prior fiscal year of approximately $20,000 or 250%. These increases were partially offset by a decline of $170,000 or 82% in other expenses for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000. During the prior fiscal year, the Company held its Annual Meeting of Stockholders which resulted in costs of approximately $200,000 and no meeting was held during the current fiscal year. Legal fees for the year ended March 31, 2001 decreased approximately $111,000 or 65% as compared to the same period in the prior fiscal year as a result of a decline in corporate organizational matters. Accounting expenses decreased approximately $19,000 or 17% for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000. The Company also wrote off goodwill of $134,000 which was considered impaired based on continuing negative cash flows for the remaining amortization period.

      For the fiscal year ended March 31, 2000, selling, general and administrative expenses consisted of approximately $298,000 in personnel and related expenses to hire officers and staff. Legal fees totaled approximately $171,000 for the twelve months ended March 31, 2000 resulting from corporate organizational matters and acquisition negotiations. For the fiscal year ended March 31, 2000, other expenses amounted to approximately $207,000 due to the printing and mailing costs associated with the annual meeting of the shareholders in December 1999, the first held since 1995. Outside services were approximately $207,000 for the twelve months ended March 31, 2000, primarily for accounting and other consultants before corporate offices were rented. For the twelve months ended March 31, 2000, accounting expenses totaled approximately $113,000 as a result of costs associated with the prior year's audit. As a result of SITI's move from executives' personal offices to an office in Manhattan in September 1999, the Company recorded approximately $73,000 in rent expense for the fiscal year ended March 31, 2000. SITI recognized approximately $77,000 in depreciation and amortization for the twelve months ended March 31, 2000 as a result of the acquisitions of Tropia Inc., HungryBands.com, NewMediaMusic.com and NewYorkExpo.com. For the twelve months ended March 31, 2000, SITI recognized approximately $34,000 in expenses for its transfer agent, public relations and costs of issuing press releases. The remaining $95,000 in operating costs and expenses relate to several costs associated in maintaining the office, such as telephone in the amount of approximately $17,000; office supplies in the amount of approximately $14,000; server co-location fees of approximately $17,000; and various expenses totaling approximately $47,000.

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

OPERATING LOSS FROM CONTINUING OPERATIONS

      The Company's operating loss for the twelve months ended March 31, 2001 increased approximately $453,000 or 36% to $1,727,000 for the twelve months ended March 31, 2001 as compared to a $1,274,000 operating loss during the prior fiscal year. This increased loss is directly related to increased operating costs and expenses for the current fiscal year.

      For the fiscal year ended March 31, 2000, SITI experienced an operating loss from continuing operations of approximately $1,274,000 due to the Company's efforts to grow in its industry. For the three months of continuing operations in the fiscal year 1999, the Company experienced an operating loss of approximately $414,000 (the previous nine months represent operations discontinued on January 1, 1999). The operating loss was primarily composed of compensation to employees via stock and options (See the Form 10-K for 1999 "Item 1. Business-Change of Control") and legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction. The operating loss for fiscal 1999 is not indicative of a full year's operations.

OTHER INCOME AND EXPENSE RELATED TO CONTINUING OPERATIONS

      Other expenses (net of income) decreased approximately $538,000 or 118% for fiscal 2001 as compared to fiscal 2000 primarily due to the $500,000 loss on the investment in EZCD the Company recorded during fiscal 2000. This decrease is further attributed to a $19,000 gain associated with a settlement agreement between the Company and former officers of Tropia as well as a $28,000 gain on the sale of marketable securities. These decreases were partially offset by a $10,000 or 24% decline in interest income for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000. This decrease is directly related to decreased cash balances.

      For the fiscal year ended March 31, 2000, SITI recognized approximately $457,000 in other expenses primarily due to the $500,000 loss on the investment in EZCD. (See "Item 1. Business - Risk Factors - EZCD Investment Loss.") This loss was partially offset by interest income of $43,000. This interest income is a result of the investment of increased cash balances resulting from private placements and stock purchases during the current fiscal year. The company had no income from continuing operations during the fiscal year ended March 31, 1999. The expenses were primarily compensation to employees via stock and options as well as legal and accounting fees incurred while the Company went through its transition resulting from the December 11, 1998 Change of Control Transaction.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001 the Company had working capital of $782,000 as compared to $1,093,000 for the prior fiscal year. The $311,000 decline is primarily due to a decrease in the Company's cash balances offset by a decrease in payables and accrued expenses for the fiscal year ended March 31, 2001 as compared to the prior fiscal year. The increased working capital for the prior fiscal year was due to the infusions of cash after the December, 1998 Change of Control transaction. A total of approximately $4,000,000 in cash has been invested in the Company since 1998. The following information, to the extent that it relates to prior discontinued operations, should not be relied on as an indicator of future performance.

      Net cash used by operations increased $412,000 for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000 as a result of the Company experiencing an increase in operating loss of approximately $453,000. Also, net cash used by discontinued operations increased approximately $297,000 for the fiscal year ended March 31, 2001 as compared to fiscal 2000.

      Net cash used by operations decreased from $1,956,000 in fiscal 1999 to approximately $973,000 in fiscal 2000. During the 1999 fiscal year, SITI discontinued its prior operations resulting in a $1,925,000 use of cash for discontinued operations. However, during the 2000 fiscal year, cash was used entirely to develop the Company's Internet business strategy (continuing operations).

      Net cash used by investing activities decreased from a $1,082,000 for fiscal 2000 to $153,000 for the twelve months ended March 31, 2001 as compared to the prior fiscal year. This decrease is primarily due to the EZCD investment of $500,000 during the prior fiscal year. Also, during fiscal 2000, the Company purchased marketable securities totaling approximately $486,000. During the current fiscal year, the Company sold the securities as well as additional securities that it had purchased.

      Net cash provided by investing activities decreased from $273,000 in fiscal 1999 to approximately $1,082,000 net cash used in investing activities in the current fiscal year primarily due to the purchase of approximately $486,000 in marketable securities and the $500,000 investment in EZCD. In May 1999 the Company was reimbursed $23,000 as a result of the termination of its agreement with Minutemeals.com, Inc. As of March 31, 2000, the Company wrote-off its investment in Volatile Media, Inc. (See "Item 1. Business - Risk Factors - EZCD
- Investment Loss")

      As a result of the change of control in December, 1998 and the exercise of options, net cash provided by financing activities for the fiscal year ended March 31, 1999 totaled approximately $1,090,000, all used in continuing operations. The Company received approximately $1,750,000 from the proceeds of the financings. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters,") and certain options were exercised for an aggregate of approximately $12,000 during the fiscal year ended March 31, 2000. As a result of the June 2000 financings the company received approximately $1,150,000 in proceeds for the fiscal year ended March 31, 2001.

      Capital expenditures amounted to approximately $47,000, $119,000 and $74,000, respectively, for the twelve months ended March 31, 2001, March 31, 2000 and March 31, 1999. Capital expenditures in 2001 and 2000 were for computer and office equipment, used in continuing operations. For the fiscal year ended March 31, 1999, capital expenditures relate entirely to discontinued operations terminated in December, 1998.

      The Company currently is financing its daily operations through the application of the proceeds of the investments in the Company since December 1998 (see "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters"). Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next nine months. If shareholders Powers and Ingenito remain satisfied with results of the software and database content development now in process, they presently intend to invest a total of $500,000 in equity of the Company in fiscal 2002. Further, the Company's ability to continue its operations is highly dependent on its future ability to raise capital, upon the achievement of the business objectives described in "Item 1. Business" and profitable operations therefrom, and the ability to generate sufficient cash from operations and financing sources to (i) meet obligations, (ii) fund more rapid expansion, (iii) develop new or enhance existing services or products, (iv) respond to competitive pressures; and (v) acquire complementary businesses, technologies, content or products. The Company cannot give assurances that these objectives will be met, that acceptable alternatives will be found or that additional financing will be available on terms favorable to it, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to competitive pressures would be significantly limited. If the Company raises additional funds by issuing equity or convertible debt securities, the percentage ownership of its stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of such stockholders. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

INFLATION

      The Company does not believe that the relatively moderate rates of inflation in recent years have had a significant effect on its net revenue and profitability.

SUMMARY OF DISCONTINUED OPERATIONS

      As a result of the losses incurred relating to the April 21-22, 2001 Expo, the Company discontinued the operations associated with the segment. For a full discussion of the Company's discontinued operations for the fiscal year ended March 31, 1999, see the Form 10-K for 1999. Below is a table representing operating results from the discontinued operations.

OPERATING RESULTS FROM DISCONTINUED OPERATIONS

      Operating Results from Discontinued Operations

                                               Fiscal Year   Ended March 31,  Period Ended Dec. 31,
                                                   2001           2000              1998 (a)
                                               ----------------------------------------------------
Revenues                                             78             93              2,324
                                               ----------------------------------------------------
Operating costs and expenses

     Cost of sales                                  133             55                 --
     Selling, general & administrative              301             88              4,115
                                               ----------------------------------------------------
Total operating costs and expenses                  434            143              4,115
                                               ----------------------------------------------------

Operating income (loss)                            (356)           (50)            (1,791)

Other income and (expenses)                           0             73                471

                                               ----------------------------------------------------
Income(loss) from discontinued operations          (356)            23             (1,320)
                                               ====================================================

      (a) The nine-month reporting period for discontinued operations ends December 31, 1998 and is not a full fiscal year.

REVENUES FROM DISCONTINUED OPERATIONS

      During the fiscal year ended March 31, 2001, SITI's revenues from the discontinued operation were approximately $78,000 as compared to the same period in the prior fiscal year where SITI recorded gross revenues of approximately $93,000 from the March 2000 New York Expo sponsored by the Company. The $15,000 decline in revenues is due to decreased ticket sales and sponsorship associated with the April 21-22, 2001 Expo as compared to the March 2000 Expo.

OPERATING COSTS AND EXPENSES FROM DISCONTINUED OPERATIONS

      During the fiscal year ended March 31, 2001, operating costs and expenses from discontinued operations increased approximately $291,000 or 203% as compared to the twelve months ended March 31, 2000. This increase is primarily due to a $78,000 or 142% increase in cost of sales and an increase of approximately $213,000 or 242% in selling, general and administrative expenses.

      The increase of approximately $78,000 or 142% in cost of sales for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000 is directly related to the increased costs associated in sponsoring the expanded New York Expo in 2001.

      The increase in selling, general and administrative expenses of approximately $213,000 or 242% for fiscal 2001 as compared to fiscal 2000 is primarily due to the $185,000 or 456% increase in personnel and related expenses. This increase is due to the hiring of staff and executives to assist in the production of the New York Expo. This increase was partially offset by a decrease in commissions of approximately $27,000 or 118% for the year ended March 31, 2001 as compared to the year ended March 31, 2000. Commissions declined as a direct result of the losses incurred in connection with the April 21-22, 2001 Expo.

OPERATING LOSS FROM DISCONTINUED OPERATION

      For the fiscal year ended March 31, 2001, the Company's operating loss associated with its discontinued operation increased approximately $379,000 or 1,648% as compared to the same period in the prior fiscal year primarily due to the increased operating expenses and decreased revenues associated with the April 21-22, 2001 Expo.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company had no short-term investments as of March 31, 2001, except for certain 90-day bonds the Company has purchased. These investments are classified as available for sale securities whereby any unrealized gain or loss is recorded on the balance sheet as a separate component of stockholders' equity. Market risk relating to the Company's interest bearing cash equivalents held as of March 31, 2001 is considered to be immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On October 2, 2000, the Registrant was notified that Edward Isaacs & Company LLP had merged with McGladrey & Pullen, LLP and that the successor firm would replace Edward Isaacs & Company LLP as the auditor for the Registrant. McGladrey & Pullen, LLP was appointed as the Registrant's new auditor.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

           Name               Age       Position with the Company

    Lawrence M. Powers        69        Chairman, Chief Executive Officer

    Robert Ingenito           58        Vice Chairman of the Board, President

    John Iannitto             52        Executive Vice President

    Barclay V.  Powers        38        Director

    Toni Ann Tantillo         34        Chief Financial Officer, Vice President,
                                        Secretary and Treasurer

    Theodore Mazola           30        Vice President, Technical Director

Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 69, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1 billion plastics manufacturing group operating 50 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995, and is still a major securities holder of Spartech. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School. Mr. Powers is the father of Barclay V. Powers, a Director of the Company.

      Robert Ingenito,58, has served as a Director of the Company since the change of control transaction in December, 1998. Mr. Ingenito was a founder and, since 1989, served as Chief Executive Officer of Access Communications and Access Direct, two established data service companies. Access Direct produces high volume, highly segmented mail correlated to its clients segmented databases; Access Communications produces critical documents from on-line transmissions from its clients and was sold in 1999. Prior to that, he was the President and a principal of Axciom Corporation (NYSE) when it went public in 1982. Axciom has become an $800 million database management firm, and purchased Access Communications in 1999.

      John Iannitto, 52, has served the Company as Executive Vice-President since June, 2000. He has a 25-year background in advertising, consumer product management, marketing and promotions, operating his own successful agency, RSI Marketing, for 20 years. Before starting his own marketing business, he was a product manager at General Foods and Lever Brothers. His clients at RSI Marketing include Johnson & Johnson (Personal Products), and also its joint venture with Merck (Drug Products), McNeil Consumer Healthcare (Tylenol) and Merial (Veterinary Products). Mr. Iannitto received his M.B.A. at Pace University and his A.B. at St. Francis College in New York. His expertise is in development of new product launch programs, and marketing established brands and services.

      Barclay V. Powers, 38, has served as a Director of the Company since 1999. He is a graduate of Columbia University, and was an executive associate for five years to the Chairman/CEO of Spartech, specializing in marketing projects, acquisitions and joint ventures. Since 1992 has been an independent film producer, making and marketing documentaries and a feature film, all aimed at the college youth market. Barclay Powers is the son of Lawrence M. Powers, Chairman and CEO of the Company.

      Toni Ann Tantillo, 34, has served as the Company's Chief Financial Officer, Vice President, Secretary and Treasurer since December 1999. Prior to her election, she worked as an independent consultant to SITI since the change of control in December 1998. From 1995 to December, 1998, Ms. Tantillo was the Asst. Controller and Controller of SITI. Ms. Tantillo, a Certified Public Accountant was educated at Iona College in New Rochelle, New York.

      Ted Mazola, 30, has served as the Company's Vice President/Technical Director since January, 2000. He founded the Company's division HungryBands.com, and co-founded the NewMediaMusic.com division. Prior to his election, he was employed in computer operations at Brooklyn Union Gas Company when he started these two web businesses and sold them to SITI.

Compliance with Section 16 of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 2001 fiscal year, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements except as set forth below.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2001 and 2000, who served as Chief Executive Officer and during the Company's 1999 fiscal year, where he was the Chief Executive Officer for approximately three months, and four individuals who were among the highest paid employees for the fiscal year ended March 31, 2001. The table also includes two individuals who were among the highest paid employees for the 2000 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had one executive officers serving as such at the end of its 2001 fiscal year whose aggregate compensation exceeded $100,000.

                           Summary Compensation Table

                                                                                          Long-Term Compensation Payouts
                                      Annual Compensation
                                                                                Grants & Awards

                                                                         Other     Restricted    Shares
Name and                                                                 Annual      Stock      Underlying                 All other
Principal Position            Year       Salary            Bonus          Comp.      Awards      Options     LTIP Payouts    Comp.
------------------            ----      ---------          -----         ------    ----------   ----------   ------------  ---------
Lawrence M. Powers            2001      125,000(1)           -0-           -0-         -0-          -0-          -0-          -0-
Chairman and Chief            2000       75,000(1)           -0-           -0-         -0-          -0-          -0-          -0-
Executive Officer             1999       18,250(1)(5)        -0-           -0-         -0-          -0-          -0-          -0-

Robert Ingenito               2001      100,000(1)           -0-           -0-         -0-          -0-          -0-          -0-
Vice-Chairman and             2000       25,000(1)           -0-           -0-         -0-          -0-          -0-          -0-
President                     1999           -0-             -0-           -0-         -0-          -0-          -0-          -0-

Jon M. Gerber                 2001           -0-             -0-           -0-         -0-          -0-          -0-          -0-
Former Executive Vice-,       2000       59,231(2)           -0-           -0-         -0-          -0-          -0-          -0-
President, Secretary,         1999       12,500(1)           -0-           -0-         -0-          -0-          -0-          -0-
Treasurer and Director

Toni Ann Tantillo             2001       69,874           1,375(6)         -0-         -0-          -0-          -0-          -0-
Chief Financial Officer,      2000       12,980(5)       14,100(3)     11,700(4)       -0-          -0-          -0-          -0-
Vice President,               1999           -0-             -0-           -0-         -0-          -0-          -0-          -0-
Secretary and Treasurer

Theodore Mazola               2001       68,000           2,000(6)         -0-         -0-          -0-          -0-          -0-
Vice-President,               2000       22,231(5)           -0-           -0-         -0-          -0-          -0-          -0-
Technical Director            1999           -0-             -0-           -0-         -0-          -0-          -0-          -0-

Steven Zuckerman              2001       68,000(7)       16,813(6)         -0-         -0-          -0-          -0-          -0-
Vice-President,               2000       21,250(5)           -0-           -0-         -0-          -0-          -0-          -0-
Technical Director            1999           -0-             -0-           -0-         -0-          -0-          -0-          -0-

Jonathan Blank                2001           -0-             -0-           -0-         -0-          -0-          -0-          -0-
Former Chief Executive        2000       17,500(5)           -0-           -0-         -0-          -0-          -0-          -0-
Officer - Tropia, Inc.        1999           -0-             -0-           -0-         -0-          -0-          -0-          -0-

(1) This amount represents Mr. Powers', Mr. Ingenito's and Mr. Gerber's contribution of services charged against earnings. No compensation was paid by the Company to Messrs. Powers or Ingenito with respect to these services. Mr. Ingenito's contribution began in January 2000.

(2) Included in this amount is Mr. Gerber's contribution through for the first quarter of the current fiscal year. Mr. Gerber began collecting a salary during the second quarter of the 2000 fiscal year, and left the Company in September, 1999.

(3) Represents the dollar value associated with a stock bonus granted based upon performance in February, 2000.

(4) Represents compensation as an independent consultant for the period December 1, 1999 to January 31, 2000.

(5) Represents partial year compensation based upon individual election as officer. Mr. Blank left the Company in December, 1999.

(6) Represents the dollar value associated with a stock bonus granted based upon performance for the 2001 fiscal year.

(7) Mr. Zuckerman became a consultant in May, 2001 and his salary and bonus arrangements were terminated.

Option Grants in Last Year

      There were no options granted during the fiscal years ended March 31, 2001 and March 31, 2000. Certain of the Named Individuals did purchase options as referred to in "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters."

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2001 fiscal year. Any options held by such individuals were purchased pursuant to stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

Compensation of Directors

      At present, the Board does not award compensation to its directors.

Employment Agreements

      At present the Company does not maintain employment agreements or other arrangements with its executive officers, except for the agreements described below:

      In connection with the ongoing services of Messrs. Ingenito and Iannitto, they have agreed that the Company will not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but will grant options and have granted shares as follows:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 22, 2001, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                   Shares of Common Stock    Beneficially Owned
Name of Owner                            Number               Percent of Class
--------------------------------------------------------------------------------

Lawrence M. Powers                     8,436,666(1)               54.4%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito                        3,166,667(2)(4)            20.4%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers                      4,818,333                  31.1%
665 Walther Way
Los Angeles, CA 90049

John Iannitto                          1,700,000(3)(4)(5)         11.0%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Toni Ann Tantillo                         55,834                     *
115 Whitman Road
Yonkers, NY 10710

Theodore Mazola                          200,000                   1.3%
36 Fieldway Avenue
Staten Island, NY 10308

Steven Zuckerman                         200,000                   1.3%
519 Bloomfield Avenue
Apt #6G
Caldwell, NJ

Jonathan Blank (former officer)           16,546                     *
4239 Coolidge Avenue
Los Angeles, CA 90066

Current Directors and                 12,517,500(6)               80.7%
Executive Officers as a
Group (7 persons):

----------

* Less than 1%

(1) Consists of 6,736,666 shares and options to purchase an additional 1,700,000 shares of SITI's common stock. Shares and options held by Mr. Lawrence Powers also include 3,968,333 shares and options to purchase an additional 850,000 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting power or investment therein.

(2) Consists of 2,166,667 shares and options to purchase an additional 1,000,000 shares of SITI's common stock. Shares held by Mr. Ingenito also include 841,667 shares and options to purchase and additional 400,000 shares held by John DiNozzi.

(3) Consists of 1,200,000 shares and options to purchase an additional 500,000 shares of SITI's common stock.

(4) Does not include options payable under their employment arrangements for fiscal 2002. (See "Item 11. - Executive Compensation - Employment Agreements.")

(5) Represents shares and options held by RSI Marketing, a sole proprietorship owned by John Iannitto.

(6) Consists of a total of 9,717,500 shares and options to purchase an additional 2,800,000 shares of SITI's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Steven Gross, an investor, was formerly a law partner of Mr. Powers. Mr. Gross is now a senior partner of Sills Cummis Radin Tischman Epstein & Gross, P.A., a large law firm based in Newark, NJ. His law firm was counsel to the Company until March 31, 2000.

FINANCING IN FISCAL 2001

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

      Messrs. Powers, Ingenito and Iannitto divided their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor child) in varying amounts by gift or by assignment.

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

      2.    Consolidated Financial Statement Schedules:

                  The consolidated financial statement schedule filed as part of this report is listed in the "Index to Consolidated Financial Statements " at Item 8.

                  Schedules other than that listed on the accompanying Index to Consolidated Financial Statements are omitted for the reason that they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

      3.    Exhibits

      2.1   Acquisition Agreement Between the Company and Tropia, Inc. (4)
      3.1   Certificate of Incorporation of SITI-Sites.com, Inc. as amended. (3)
      3.2   Amended and Restated Bylaws of SITI-Sites.com, Inc., as amended (3)
      3.3   Restated Certificate of Incorporation of the Company (3)
      3.4   Restated Bylaws of the Company. (3)
      10.1 Investment and Business Development Agreement Among the Company, Minutemeals.com, Inc., Joseph Langhan and Donald Moore, dated March 19, 1999 (5)
      10.2 Stock Purchase Agreement Between the Company and Powers & Co. dated December 11, 1998 (5)
      10.3 Stock Purchase Agreement Between the Company and Robert Ingenito dated December 12, 1998 (5)
      10.4 Stock Purchase Agreement Between the Company and Steven Gross dated December 12, 1998 (5)
      10.5 Option Agreement Entered Into Between the Company and Maurice W. Schonfeld (5)
      10.6 Termination Agreement Dated as of May 28, 1999 Among the Company, Minutemeals.com, Inc., Joseph Langhan, and Donald Moore (5)
      10.7  Stock Purchase Agreement dated July 26, 1999 (Powers) (3)
      10.8 Content and Technology Sharing Agreement dated December 23, 1999, between the Company and Volatile Media, Inc. (6)
      10.9 Stock Purchase Agreement dated December 23, 1999 (Powers and Ingenito) (2)
      10.10 Option Agreement dated December 23, 1999 Entered Into Between the Company and Lawrence M. Powers (2)
      10.11 Option Agreement dated December 23, 1999 Entered Into Between the Company and Robert Ingenito (2)
      10.12 Subscription Agreement dated February 8, 2000 Between the Company and Volatile Media, Inc. (6)
      10.13 SITI-Sites.com, Inc. 1999 Stock Option Plan (6)
      10.14 Purchase Agreement dated January 3, 2000, between the Company and Theodore Mazola (7)
      10.15 Purchase Agreement-2 dated January 3, 2000, among the Company and Theodore Mazola and Steven Zuckerman(7)
      10.16 Letter Agreement dated January 3, 2000, executed by New York Music Expo, Inc. in favor of the Company(7)

      10.17 Settlement Agreement Dated May 1, 2000 Among the Company and Jonathan Blank, Ari Blank and Arjun Nayyer (2)
      10.18 Stock Purchase Agreement dated June 8, 2000 (Powers, Ingenito and Iannitto) (2)
      10.19 Employment Arrangements Agreement dated June 12, 2000 Entered Into Between the Company and Messrs. Robert Ingenito and John Iannitto(2)
      10.20 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and Lawrence Powers (2)
      10.21 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and Robert Ingenito (2)
      10.22 Stock Option Agreement Dated June 8, 2000, Entered Into Between the Company and John Iannitto (2)
      10.23 Stock Purchase Agreement dated June 13, 2000 (Colvil Investments, LLC purchase) (2)
      10.24 Stock Option Agreement Dated June 13, 2000, Entered Into Between the Company and Colvil Investments, LLC (2)
      10.25 Stock Purchase Agreement dated June 16, 2000 (Steven Gross purchase) (2)
      10.26 Stock Option Agreement Dated June 16, 2000, Entered Into Between the Company and Steven Gross (2)

Notes:

      (1)   Filed Herewith.
      (2) Previously Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000, and incorporated herein by reference
      (3) Previously Filed as an Exhibit to the Company's Definitive Proxy Statement Effective December 14, 1999, and incorporated herein by reference.
      (4) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999, and incorporated herein by reference.
      (5) Previously Filed as an Exhibit to the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999, and incorporated herein by reference.
      (6) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.
      (7) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.

(b)  Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SITI-SITES.COM, INC.


Dated: July 6, 2001             By /s/ Toni Ann Tantillo
                                   ---------------------------------------------
                                       Toni Ann Tantillo
                                       (Chief Financial Officer, Vice President,
                                       Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: July 6, 2001             By /s/ Lawrence M. Powers
                                   ---------------------------------------------
                                                Lawrence M. Powers
                                         (Chief Executive Officer and
                                       Chairman of the Board of Directors)


Dated: July 6, 2001             By /s/ Robert Ingenito
                                   ---------------------------------------------
                                                   Robert Ingenito
                                       (President and Vice-Chairman of the Board
                                                    of Directors)


Dated: July 6, 2001             By /s/ Barclay V. Powers
                                   ---------------------------------------------
                                                  Barclay V. Powers
                                                      (Director)

                       SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                        And Financial Statement Schedule

Report of Independent Certified Public Accountants                           F-2

Report of Independent Certified Public Accountants                           F-3

Report of Independent Certified Public Accountants                           F-4

Consolidated Balance Sheets as of  March 31, 2001 and 2000                   F-5

Consolidated Financial Statements for Each of the Three Years in the Period Ended March 31, 2001

Consolidated Statements of Operations and Comprehensive Loss                 F-6

Consolidated Statements of Stockholders' Equity                              F-7

Consolidated Statements of Cash Flows                                        F-8

Notes to Consolidated Financial Statements                            F-9 - F-26

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Siti-Sites.com, Inc.
New York, New York

We have audited the consolidated balance sheet of Siti-Sites.com, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siti-Sites.com, Inc. and subsidiary as of March 31,2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1c to the financial statements, the Company has suffered recurring losses from operations and cash may not be sufficient to meet the needs of the Company for the next year. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
White Plains, New York
June 8, 2001

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITI-Sites.com, Inc. and subsidiary at March 31,2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


EDWARD ISAACS & COMPANY LLP
White Plains, New York
May 25, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SITI-Sites.com, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet (not separately shown herein) of SITI-Sites.com, Inc. (formerly known as "Spectrum Information Technologies, Inc.") and Subsidiary as of March 31, 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SITI-Sites.com, Inc. and Subsidiary at March 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 11, 1999

SITI-Sites.com, Inc. and Subsidiary
Consolidated Balance Sheets
(Amounts in thousands)

March 31,                                                      2001        2000
--------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                 $    326    $    714
 Marketable securities                                          624         491
 Receivables and other assets                                    25          52
 Net assets of discontinued operation                            --           6
                                                           --------    --------
               Total current assets                             975       1,263
                                                           --------    --------

Equipment, net of accumulated depreciation                      121         109

Intangibles:
 Goodwill                                                       289         236
 Less:Accumulated amortization                                 (289)        (67)
                                                           --------    --------
Intangibles, net                                                 --         169
                                                           --------    --------

               Total assets                                $  1,096    $  1,541
                                                           ========    ========
Liabilities and Stockholders' Equity:
Current Liabilities
 Accounts payable and accrued liabilities                  $    114    $    100
 Accrued legal fees                                              --          70
 Net liabilities of discontinued operation                       79          --
                                                           --------    --------
               Total current liabilities                        193         170
                                                           --------    --------

               Total liabilities                                193         170
                                                           --------    --------

Commitments and contingencies

Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares authorized,
respectively, and none issued and outstanding                    --          --
Common stock, $.001 par value, 35,000 shares authorized,
respectively, and 15,517 and 9,812 issued and outstanding,
respectively                                                     16          10
 Paid-in capital                                             77,486      75,938
 Accumulated deficit                                        (76,272)    (74,270)
                                                           --------    --------
                                                              1,230       1,678
 Treasury stock, 112 and 62 shares at cost, respectively       (330)       (311)
 Accumulated Other Comprehensive Income                           3           4
                                                           --------    --------
               Total stockholders' equity                       903       1,371
                                                           --------    --------

Total liabilities and stockholders' equity                 $  1,096    $  1,541
                                                           ========    ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

Year ended March 31,                                        2001           2000           1999
----------------------------------------------------------------------------------------------
Revenues                                                $      2       $      1       $     --
                                                        --------       --------       --------

Operating costs and expenses:
 Cost of sales                                                 1             --             --
 Impairment of goodwill                                      134             --             --
 Selling, general and administrative expenses              1,594          1,275            414
                                                        --------       --------       --------
        Total operating costs and expenses                 1,729          1,275            414
                                                        --------       --------       --------

Operating loss                                            (1,727)        (1,274)          (414)
                                                        --------       --------       --------

Other income (expense):
 Interest income                                              32             42             12
 Gain on litigation settlement                                19              1             --
 Gain on sale of marketable securities                        28             --             --
 Loss on investment in Minutemeals.com                        --             --            (82)
 Other income                                                  2             --             --
 Loss on investment in Volatile Media (EZCD.com)              --           (500)            --
                                                        --------       --------       --------
 Total other income (expense), net                            81           (457)           (70)
                                                        --------       --------       --------
Loss from continuing operations                           (1,646)        (1,731)          (484)
                                                        --------       --------       --------

Discontinued operations:
 Income (loss) from discontinued operations                   --             65         (1,320)
 Income (loss) from discontinued operations - Expo          (356)           (42)
                                                        --------       --------       --------
Income (loss) from discontinued operations                  (356)            23         (1,320)
                                                        --------       --------       --------

Net loss                                                $ (2,002)      $ (1,708)      $ (1,804)
 Other Comprehensive Income (Loss), net                       (1)             4              3
                                                        --------       --------       --------
Comprehensive loss                                      $ (2,003)      $ (1,704)      $ (1,801)
                                                        ========       ========       ========

Basic and diluted loss per common share:
 Lossfrom continuing operations                         $  (.117)      $  (.201)      $  (.151)
 Income (loss) on discontinued operations                  (.025)          .003          (.413)
                                                        --------       --------       --------
Net loss per common share                               $  (.143)      $  (.198)      $  (.564)
                                                        ========       ========       ========
Weighted Average Number of Common Shares used in
basic and diluted calculation (see note 1 (i) to
financial statements)                                     14,024          8,622          3,200
                                                        ========       ========       ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
(Amounts in thousands)

                                                   Class A Convertible
                                                    Preferred Stock               Common Stock
                                               -------------------------     ----------------------

                                                                                                          Paid-in     Accumulated
                                                 Shares           $           Shares           $          Capital       Deficit

                                              -------------------------------------------------------------------------------------
Balance, March 31, 1998                            813       $      1          1,557       $      2      $ 71,740      $(70,758)

Net loss                                            --             --             --             --            --        (1,804)
Conversion of Class A convertible                 (813)            (1)           813              1            --            --
Preferred stock to common stock
Unrealized gain on marketable securities            --             --             --             --            --            --
Issuance of common stock and options                --             --          5,534              5         1,716            --
Purchase of treasury stock                          --             --             --             --            --            --
Contribution of services by management              --             --             --             --            31            --
Contribution of administrative services             --             --             --             --           250            --
Contribution of rent by management                                                                             15
                                              -------------------------------------------------------------------------------------
Balance, March 31, 1999                             --       $     --          7,904       $      8      $ 73,752      $(72,562)

Net loss                                            --             --             --             --            --        (1,708)
Issuance of common stock and options                --             --          1,908              2         2,048            --
Unrealized gain on marketable securities            --             --             --             --            --            --
Contribution of services by management              --             --             --             --           113            --
Contribution of rent by management                                                                             25

                                              -------------------------------------------------------------------------------------
Balance, March 31, 2000                             --       $     --          9,812       $     10      $ 75,938      $(74,270)

Net loss                                            --             --             --             --            --        (2,002)
Issuance of common stock                            --             --          5,705              6         1,280            --
Unrealized gain on marketable securities            --             --             --             --            --            --
Contribution of services by management              --             --             --             --           268            --
Settlement agreement
                                              =====================================================================================
Balance, March 31, 2001                             --       $     --         15,517       $     16      $ 77,486      $(76,272)
                                              =====================================================================================

                                                         Treasury
                                                           Stock
                                                   ---------------------
                                                                            Accumulated
                                                                               Other
                                                    Shares         $        Comprehensive     Total
                                                                               Income
                                              -------------------------------------------------------
Balance, March 31, 1998                                 4      $   (304)      $     (3)      $    678

Net loss                                               --            --             --         (1,804)
Conversion of Class A convertible                      --            --             --             --
Preferred stock to common stock
Unrealized gain on marketable securities               --            --              3              3
Issuance of common stock and options                   --            --             --          1,721
Purchase of treasury stock                             58            (7)            --             (7)
Contribution of services by management                 --            --             --             31
Contribution of administrative services                --            --             --            250
Contribution of rent by management                                                                 15
                                              -------------------------------------------------------
Balance, March 31, 1999                                62      $   (311)      $     --       $    887

Net loss                                               --            --             --         (1,708)
Issuance of common stock and options                   --            --             --          2,050
Unrealized gain on marketable securities               --            --              4              4
Contribution of services by management                 --            --             --            113
Contribution of rent by management                                                                 25

                                              -------------------------------------------------------
Balance, March 31, 2000                                62      $   (311)      $      4       $  1,371

Net loss                                               --            --             --         (2,002)
Issuance of common stock                               --            --             --          1,286
Unrealized gain on marketable securities               --            --             (1)            (1)
Contribution of services by management                 --            --             --            268
Settlement agreement                                   60           (19)                          (19)
                                              =======================================================
Balance, March 31, 2001                               112      $   (330)      $      3       $    903
                                              =======================================================

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Amounts in thousands)

Year ended March 31,                                                                         2001             2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                                                  $(2,002)         $(1,708)         $(1,804)
Adjustments to reconcile net loss to net cash used by continuing activities:
Loss on Volatile Media, Inc. (EZCD.com)                                                        --              500               --
Gain on litigation settlement                                                                 (19)              --               --
Gain on sale of marketable securities                                                         (28)              --               --
Depreciation/amortization, including goodwill impairment                                      249               77               --
Compensation to employees and consultantsvia stock and options                                 68               75              250
Contribution of services by management                                                        210              113               31
Contribution of rent by management                                                             --               25               15
(Increase)decrease in:
Receivables and other assets                                                                   27              (52)              --
 Increase(decrease) in:
 Accounts payable                                                                             (95)              75                4
 Accrued liabilities                                                                           38               (4)              71
 Net liabilities of discontinued operation                                                     85              (74)              --
 (Income)loss on discontinued operations                                                      356              (23)           1,320
 Loss on investment in Minutemeals.com                                                         --               --               82
                                                                                          -------          -------          -------
Net cash used by continuing operations                                                     (1,111)            (996)             (31)
Net cash provided (used) by discontinued operations                                          (274)              23           (1,925)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                                      (1,385)            (973)          (1,956)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of marketable securities                                                 2,233               --              449
Proceeds from sale of property and equipment                                                   --               --                3
Purchase of marketable securities                                                          (2,339)            (486)              --
Investment in Volatile Media, Inc. (EZCD.com)                                                  --             (500)              --
Recovery of investment in Minutemeals.com                                                      --               23               --
Purchase of property and equipment                                                            (47)            (119)             (74)
Investment in Minutemeals.com                                                                  --               --             (105)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                                             (153)          (1,082)             273
------------------------------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                                  1,150            1,750              800
Proceeds from the exercise of stock options and warrants                                       --               12              297
Purchase of treasury stock                                                                     --               --               (7)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                            1,150            1,762            1,090
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (388)            (257)            (593)
Cash and cash equivalents, beginning of year                                                  714            1,007            1,600
------------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of year (excluding cash
amounts in net assets of discontinued operations)                                         $   326          $   714          $ 1,007
                                                                                          =======          =======          =======

See accompanying notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, and its various divisions, (referred to collectively as "SITI" or the "Company") operate as an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, Inc. which promotes and markets the music of selected independent artists on its website www.Tropia.com. On June 20, 2000, Tropia, Inc. was merged into SITI-Sites.com, Inc. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As a result of the loss associated with 2001 Expo and the inability to produce significant revenue, the Company wrote off approximately $113,000 of goodwill and discontinued its New York Expo division effective March 31, 2001. (See Notes 1(b) and 10.) In fiscal 2000, the Company had made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was written off at March 31, 2000. (See
Note 12 - Other Agreements).

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

(b) DISCONTINUED OPERATIONS

      As a result of the losses associated with the April 21-22, 2001 Music and Internet Expo, the Company discontinued these operations resulting in a loss of approximately $356,000 and $42,000, respectively, for the fiscal 2001 and 2000.

      As a result of the December 11, 1998 Change of Control Transaction described in Note 1(a), the Company discontinued its previous operations resulting in a loss of $1,320,000 from the discontinued operations for the fiscal year ended March 31, 1999. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior years' financial statements have been restated to reflect such discontinuations. All assets and liabilities of the discontinued segments have been reflected as net assets or liabilities of discontinued operations. The following table reflects the net assets and liabilities:

            For the periods ended, March 31,       2001        2000
                                                 ------------------
                                                (Amounts in thousands)
            Cash                                     33          36
            Customer deposits                        28           7
            Refunds receivable                       --
            Prepaid expenses and other               --
            Accounts payable                         --          --
            Accrued expenses                       (140)        (37)
                                                 ------------------
                            Total                   (79)          6
                                                 ==================

      Operating results from discontinued operations are as follows:

      New York Expo.com:

            For the periods ended, March 31,                      2001        2000
                                                               -------------------
                                                              (Amounts in thousands)
            Revenues                                             $  78       $  93
                                                               -------------------

            Operating costs and expenses:
               Cost of Sales                                       133          55
               Selling, general and administrative expenses        301          80
                                                               -------------------
                       Total operating costs and expenses          434         135
                                                               -------------------
            Operating Loss                                        (356)        (42)
            Other income and (expenses)                             --
                                                               -------------------
            Income (loss) from discontinued operations           $(356)      $ (42)
                                                               ===================

      Operations prior to 1998 Change of Control:

            For the periods ended, March 31,                        2000          1999
                                                                 ---------------------
                                                                 (Amounts in thousands)
            Revenues                                             $    --       $ 2,324
                                                                 ---------------------

            Operating costs and expenses:
               Cost of Sales                                          --            --
               Selling, general and administrative expenses            8         4,115
                                                                 ---------------------
                       Total operating costs and expenses              8         4,115
                                                                 ---------------------
            Operating Loss                                            (8)       (1,791)
            Other income and (expenses)                               73           471
                                                                 ---------------------
            Income (loss) from discontinued operations           $    65       $(1,320)
                                                                 =====================

      (c) MANAGEMENT'S PLAN

            Management believes that current cash and cash equivalents will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next nine months. If certain shareholders remain satisfied with results of the software and database content development now in process, these shareholders presently intend to invest a total of $500,000 into equity of the Company in fiscal 2002. There can be no assurance that the shareholders will remain satisfied with the results or that they will invest the additional equity in the Company.

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

      (h) REVENUE RECOGNITION

            Sales of product from discontinued operations for fiscal 1999 were recognized upon shipment to the customer. Deferred revenue on licensing agreements was recognized when earned based on each individual agreement. During the fiscal year ending March 31, 1999 several licensing agreements were renegotiated to provide for lump sum final payments versus ongoing royalties. As these renegotiated agreements did not require the Company to provide future products or services, revenue was recognized upon completion of the terms of the agreements. These revenues are shown in Note 1(b).

      (i) LOSS PER COMMON SHARE

            Loss per share for the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 was based on the weighted average number of common shares.

         Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive. Because of the substantial sales of common stock and options in December 1998, the weighted average number of 3,200,000 shares of common stock for the year ended March 31, 1999 is not fully reflective of the 7,904,345 shares outstanding as of March 31, 1999.

      (j) EQUIPMENT

            Equipment are recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 7 years. (See Note 13)

      (k) INTANGIBLES

            Goodwill is recorded based upon the excess of the purchase price over the fair market value of assets purchased and is amortized over a three year period (See Note 10).

            The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of goodwill is decreased by the estimated shortfall of cash flows. In the last quarter of fiscal 2001, the Company determined its goodwill was impaired based on continuing negative cash flows over the remaining amortization period and wrote off approximately $134,000.

      (l) COMPREHENSIVE LOSS

            Comprehensive loss is comprised of net loss and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive loss is comprised of unrealized holding gains or losses on marketable securities.

            Other comprehensive loss for the year ended March 31, 2001 is net of the reclassification adjustment of $28,000 for realized gains recognized in net loss for the year then ended.

      (m) WEBSITE EXPENSES

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

            The web site development costs incurred during the year ended March 31, 2001 were associated with the operating stage and were expensed as provided for in Issue 00-2. Web site development costs incurred through June 30, 2000 were expensed and the Company has elected to not capitalize any previously eligible costs.

2. INVESTMENT IN MARKETABLE SECURITIES

      As of March 31, 2001, and 2000 the Company's equity reflects accumulated income of approximately $3,000 and $4,000, respectively, which represents the recognition of unrealized holding gains for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. During the fiscal year ended March 31, 2001, the Company realized approximately $28,000 in gains associated with the sale of marketable securities. There were no realized gains for the fiscal years ended March 31, 2000 and March 31, 1999.

      Marketable securities as of March 31, 2001 were comprised of investments in government securities which consisted primarily of Federal Home Loan Bank Discount Notes. The aggregate cost, fair value and unrealized holding gains for those Notes held at March 31, 2001 are as follows:

                                                                  Aggregate            Gross Unrealized
                                                Cost Basis        Fair Value             Holding Gain
-----------------------------------------------------------------------------------------------------------
March 31, 2001:                                               (Amounts in thousands)
Government securities, maturing
Between 1 and 3 years                                 $621             $624                    $3
                                         ==================================================================

      Marketable securities as of March 31, 2000 were comprised of investments in government securities which consisted primarily of U.S. Treasury Notes. The aggregate cost, fair value and unrealized holding gains for U.S. Treasury Notes held at March 31, 2000 are as follows:

                                                                  Aggregate            Gross Unrealized
                                                Cost Basis        Fair Value             Holding Gain
-----------------------------------------------------------------------------------------------------------
March 31, 2000:                                               (Amounts in thousands)
Government securities, maturing
Between 1 and 3 years                                 $487             $491                    $4
                                         ==================================================================

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

Additional information follows:

                                                                         Shares Subject      Weighted Average
                                                                           to Options         Exercise Price
                                                                        ------------------ ---------------------
         Outstanding at March 31, 1998 at $84.38 - $337.50 per share             45,898          $172.54
                  Extinguished at $84.38 - $225.00 per share                         --          $    --
                                                                        ----------------------------------------
         Outstanding at March 31, 1999 at $84.38 - $337.50 per share             45,898          $172.54
                          Extinguished at $84.38 - $337.50 per share            (45,898)         $172.54
                                                                        ----------------------------------------
         Outstanding at March 31, 2001 at $84.38 - $337.50 per share                 --          $    --
                                                                        ========================================

      (ii) 1996 INCENTIVE DEFERRAL PLAN

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

            Additional information as follows:

                                                                                       Weighted
                                                                     Shares Subject    Average
                                                                       to Options   Exercise Price
                                                                     -----------------------------
            Outstanding at March 31, 1999 at $1.69-$2.15 per share       75,577          $2.14
            Granted, exercised and extinguished                              --          $  --
                                                                        ----------------------
            Outstanding at March 31, 2000 at $1.69-$2.15 per share       75,577          $2.14
            Extinguished at $2.15 per share                             (34,077)         $2.15
                                                                        ----------------------
            Outstanding at March 31, 2001 at $1.69-$2.15 per share       41,500          $2.13
                                                                        ======================

            The following table summarizes information about stock options outstanding and exercisable at March 31, 2001:

                                        Outstanding and      Weighted Average Remaining     Weighted Average
            Range of Exercise Prices    Exercisable at       Contractual Life (Years)       Exercise Price
                                        March 31, 2001
            -------------------------------------------------------------------------------------------------
            $1.69 to $2.15                41,500                 6.39                       $2.13

      (iv) 1998 CONSULTANT STOCK INCENTIVE PLAN

            The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2001 and 2000.

                                                                          Shares     Weighted
                                                                          Subject    Average
                                                                            to       Exercise
                                                                          Options     Price
                                                                         --------------------
            Outstanding at March 31, 1999 at $0.875 -$2.15 per share      40,000      $1.19
            Granted, exercised and extinguished                               --      $  --
                                                                          -----------------
            Outstanding at March 31, 2000 at $0.875 -$2.15 per share      40,000      $1.19
            Granted, exercised and extinguished                               --      $  --
                                                                          -----------------
            Outstanding at March 31, 2001 at $0.875 -$2.15 per share      40,000      $1.19
                                                                          =================

            The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2001:

            Range of Exercise Prices    Outstanding and      Weighted Average Remaining     Weighted Average
                                        Exercisable at       Contractual Life (Years)       Exercise Price
                                        March 31, 2001
            ------------------------------------------------------------------------------------------------------
                 $0.875 to $2.15             40,000                      7.15                  $1.19

      (v) 1999 STOCK OPTION PLAN

            As of December 14, 1999, the Company's shareholders approved new option plans and a stock incentive plan, for employees, consultants and non-employee directors all described in the Proxy Statement as of 12/14/99, but no options or shares have been issued from such plans through March 31, 2001 and 2000.

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

            Additional information as follows:

                                                                Weighted
                                                                 Average      Shares
                                                                 Exercise   Subject to
                                                                  Price      Options
                                                                ----------------------
            Outstanding at March 31, 1999 at $0.35 per share      $0.35      300,000
            Granted, exercised and extinguished                   $0.00            0
                                                                  ------------------
            Outstanding at March 31, 2000 at $0.35 per share      $0.35      300,000
            Granted, exercised and extinguished                   $0.00            0
                                                                  ------------------
            Outstanding at March 31, 2001 at $0.35 per share      $0.35      300,000
                                                                  ==================

            The following table summarizes information about severance stock options outstanding and exercisable at March 31, 2001:

            Range of Exercise Prices    Outstanding and      Weighted Average Remaining     Weighted Average
                                        Exercisable at       Contractual Life (Years)       Exercise Price
                                        March 31, 2001
            -------------------------------------------------------------------------------------------------
                 $0.35 per share              300,000                    2.71                       $0.35

      (vii) PRO FORMA EFFECT OF SHARES AND OPTIONS GRANTED TO EMPLOYEES

            The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for their stock option plans. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

            SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans and stock-based compensation had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were no stock options granted to employees during the fiscal years ended March 31, 2001 and 2000. However, there were 1,005,000 shares issued as compensation during the fiscal year ended March 31, 2001. There were 315,750 stock options granted during the fiscal year ended March 31, 1999.

            The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 1999: no dividends paid; expected volatility of 304.3% and 46.1%, respectively; weighted-average risk free interest rate of 5.01% and 5.46%, respectively; and expected lives of 1-10 years.

            Under the accounting provisions of SFAS No. 123, the Company's net loss and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               2001                   2000                    1999
                                                       (In thousands, except per share data)
                                             -------------------------------------------------------
            Net Income:
               As reported                   $(2,002)               $(1,708)                $(1,804)
               Pro forma                     $(2,004)               $(1,708)                $(1,835)

            Basic and diluted earnings per share:
               As reported                   $(0.143)               $(0.20)                  $(0.56)
               Pro forma                     $(0.143)               $(0.20)                  $(0.57)

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

      The carrying amount of these investments approximates the fair value due to their short-term maturity.

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

      Total rent expense for 2001, 2000, and 1999 was approximately $90,000, $94,000 and $161,000, respectively. For the fiscal year ended March 31, 1999 the rent is included in the loss from discontinued operations. The rent which would have been paid under more normal circumstances, after vacating the Purchase New York facility on December 31, 1998, had been estimated to be $25,000 and $15,000 for the period April 1999 through August 1999 and January 1, 1999 through March 31, 1999, respectively, although the rents were not in fact paid. These amounts have, however, been included in Administrative Expenses and as an addition to Paid in Capital.

      Future minimum annual rental commitments for all noncancellable operating leases are as follows:

Years Ended March 31,
-----------------------------------------------------------------------
                                             (Amounts in thousands)
2002                                                               $ 73
2003                                                                 31
-----------------------------------------------------------------------

Total                                                             $ 104
                                                                  =====

6. INCOME TAXES

      Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:

      March 31,                                             2001          2000
      -------------------------------------------------------------------------
                                                          (Amounts in thousands)
      Tax benefit of net operating loss carryforwards
      including current year loss                         $1,483          $659
      Tax benefit of write-off of investment                  --           200
      Valuation allowance                                 (1,483)         (859)
      -----------------------------------------------------------        -----
                                                          $   --          $ --
                                                          ======          ====

      The Company's expectation of continued operating losses for the foreseeable future makes realization of the benefit of any of the deferred tax assets unlikely at this time. Therefore, at March 31, 2001, the Company recorded a deferred tax asset with a valuation allowance of equal value. The change in the valuation allowance for the two years in the period ended March 31, 2001 was $624,000 and $680,000.

      Due to the change in control of ownership in December 1998, the Company's net operating loss carryforwards from prior years up to the date of the change of control were terminated. The Company has the following net operating loss carryforwards expiring in the years noted: fiscal 2020 - $358,000; fiscal 2021 - $1,295,000; and fiscal 2022 - $ 2,061,000.

      The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                          Year Ended      Year Ended
                                                        March 31, 2000  March 31, 2001
                                                        ------------------------------
                                                            (Amounts in thousands)
      Net loss                                              $(1,708)      $(2,002)
                                                            =====================

      Statutory rate .................................      $  (581)      $  (681)
      State and local tax - net of federal tax benefit         (103)         (119)
      Loss from which no tax
          benefit was provided .......................          684           800
                                                            ---------------------

      Total Tax Provision                                   $    --       $    --
                                                            =====================

7. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of the fiscal 2000. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company resulting in an increase in treasury stock and a corresponding gain on litigation settlement of approximately $18,750. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia.

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

8. STATEMENTS OF CASH FLOWS

                                                                                  Years ended March 31,
                                                                               ---------------------------
                                                                                2001        2000      1999
                                                                               ---------------------------
                                                                                 (Amounts in thousands)
      Supplemental disclosures of cash flow information:
         Cash paid during the year for income taxes                            $  10       $   3      $ 10

      Non-cash transactions:
          Conversion of Class A Preferred Stock to Common Stock                $  --       $  --      $  1
          Issuance of stock pursuant to the plan or reorganization             $  --       $  --      $591
          Compensation to consultants and employees via stock and options      $  68       $  75      $283
          Contribution by management (rent and compensation)                   $ 210       $ 138      $ 46
          Gain on litigation                                                   $ (19)      $  --      $ --
          Tropia acquisition                                                   $  --       $ 153      $ --
          HungryBands.com, NewMediaMusic.com and NewYorkExpo.com
          acquisitions                                                         $  53       $  58      $ --
      Discontinued Operations Non-cash transactions:
      Depreciation                                                             $   8       $  --      $ --
      Compensation to employees via stock                                      $  16       $  --      $ --
      Contribution of services                                                 $  58       $  --      $ --

9. SEGMENT INFORMATION

      The Company has divided its operations into 3 reportable segments:
Tropia/HungryBands, NewMediaMusic and Corporate.

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

      Following is a tabulation of business segment information for the fiscal years ended March 31, 2001 and March 31, 2000.

                      Tropia/        NewMedia              Inter-
                    Hungry Bands      Music    Corporate   Segment     Total
                    ------------      -----    ---------   -------     -----
  Year ended
   March 31,
     2001
---------------

Sales                      1             1                                  2
Operating loss          (350)         (576)       (801)                (1,727)
Interest Income                                     32                     32
Other Expense                                       --                     --
Loss from
discontinued
operations                                        (356)                  (356)
Net loss                (350)         (576)     (1,076)        0       (2,002)
Assets                                           1,096                  1,096
Depreciation and
amortization               8            16         225                    249

                      Tropia/        NewMedia              Inter-
                    Hungry Bands      Music    Corporate   Segment     Total
                    ------------      -----    ---------   -------     -----
  Year ended
   March 31,
     2000                           (Amounts in thousands)
---------------

Sales                     1                                                 1
Operating loss          (463)          (21)       (790)                (1,274)
Interest Income                                     42                     42
Other Expense                                     (500)                  (500)
Income from
discontinued
operations                                          23                     23
Net loss                (463)          (21)     (1,224)        0       (1,708)
Assets                                           1,541                  1,541
Depreciation and
amortization               3             0          74                     77

10. GOODWILL

      In June, 1999, the Company acquired Tropia, which operates an MP3 music site that promotes and distributes the music of independent artists through its website located at www.Tropia.com. The acquisition was accounted for as a purchase for financial statement purposes and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), with 158,333 shares delivered at closing, and 158,333 shares held in escrow to be delivered one year after the closing (if certain performance goals were achieved), to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director. Such individuals have since waived any rights to the escrowed 158,333 shares, and have returned 50,000 of the shares delivered to them at the 1999 closing. (See Note 12)

      In accordance with Accounting Principles Board ("APB") No. 16, the adjusted aggregate purchase price of $153,393 was allocated to the assets and liabilities of Tropia, based upon their estimated fair values as follows:

                 Computer software                  $     748
                 Accrued expenses                      (6,075)
                                                    ---------
                 Net liabilities acquired              (5,327)
                 Goodwill                             158,720
                                                    ---------
                      Aggregate Purchase Price      $ 153,393
                                                    =========

      In January 2000, SITI acquired all of the assets and certain liabilities relating to three music-related websites (i) HungryBands.com (www.HungryBands.com), an e-commerce website and business promoting and selling music by independent artists, (ii) NewMediaMusic.com (www.NewMediaMusic.com), an e-news/magazine business devoted to new Internet music, news releases by artists and record labels, interviews and other information useful to fans and artists, and (iii) NewYorkExpo.com (www.NewYorkExpo.com), a music and Internet conference business. The acquired assets consisted primarily of intangible assets.

      HungryBands.com was acquired for 150,000 shares of SITI common stock. In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $79,688 was allocated to the assets and liabilities of HungryBands.com, based upon their estimated fair values as follows:

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
                                                      =======

SITI acquired NewMediaMusic.com from Mr. Mazola and Steve Zuckerman, and NewYorkExpo.com from New York Music Expo, Inc., a New Jersey corporation which is wholly-owned by Mr. Zuckerman, for a total of 60,000 shares (approximately $31,875) of SITI common stock. In addition, Mr. Zuckerman was granted a 15% interest for three years in the operating profits of NewYorkExpo.com's music and Internet conference business, after completing the March, 2000 Expo (in which he retained a 75% interest). In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price of $31,875 was allocated to the assets and liabilities of NewMediaMusic.com and New York Expo.com, based upon their estimated fair values as follows:

                  Cash                               $ 30,416
                  Receivables                          15,175
                  Other assets                         15,750
                  Customer deposits                   (71,300)
                  Due to S. Zuckerman                 (10,041)
                                                     --------
                  Net liabilities acquired            (20,000)
                  Goodwill                             51,875
                                                     --------
                       Aggregate Purchase Price      $ 31,875
                                                     ========

      The proforma results of operations for the acquisitions, had the acquisitions occurred at the beginning of fiscal year 2000, are not significant, and accordingly, have not been provided.

      As a result of management's review of the carrying amount of goodwill, on March 31, 2001, the Company wrote off $134,000 of goodwill as a result of the losses associated with the 2001 Expo, the discontinuation of the New York Expo business segment, and the estimated future undiscounted cash flows associated with the remaining entities. Of the $134,000, approximately $21,000 relates to the NewYork Expo and the remaining $113,000 relates to the other divisions acquired as described above.

11. LICENSING AGREEMENTS

      On September 29, 1999 the Company entered into an agreement with Jad Records ("Jad") authorizing the Company's use and free digital distribution for a two-year period of a certain recording performed by Bob Marley. The Company remitted $25,000 to Jad for such rights. These costs were written off during the current fiscal year.

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

      Throughout the current fiscal year, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the twelve months ended March 31, 2001 and 2000.

12. OTHER AGREEMENTS

      Investment in Volatile Media

      The Company invested $500,000 in January, 2000 in its strategic affiliate EZCD.com, coupled with an agreement for content and technology sharing. EZCD has been in bankruptcy liquidation since August 2000 and, as a result, the Company decided to write-off the entire investment because of such uncertainties associated with EZCD's future operations. Such risk factor is endemic to investing in start-up Internet companies, in the music field or elsewhere, and such risk has been increased by the recent drop in today's value of several Internet music companies and the resulting attrition in their financing sources. (See Note 7.)

      Other

      The Company also entered into other agreements with certain companies (TVMV.com and Listen.com) for content and technology sharing. Pursuant to these sharing agreements, SITI is to receive a certain percentage of revenues from the banner advertising. As of March 31, 2001 and 2000, revenues from such advertising have been nominal.

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

      Messrs. Powers, Ingenito and Iannitto divided their respective investments further among family members and business associates, consisting of Barclay V. Powers, John DiNozzi and Mr. Iannitto's son (a minor) in varying amounts by gift or by assignment.

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

13. EQUIPMENT

      As of March 31, 2001 and 2000, equipment consisted of the following:

                                                (Amounts in thousands)
                                                   2001        2000
                                                  -----------------

            Computer Equipment and Furniture      $ 159         115
            Computer Software                         7           4
            Accumulated Depreciation                (45)        (10)
                                                  -----------------
            Equipment, net                        $ 121         109
                                                  =================

14. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2001 and 2000, accounts payable and accrued liabilities were comprised of the following:

                                                 2001      2000
                                                 --------------
                                             (Amounts in thousands)

                 Accrued audit and tax fees      $ 60      $ 54
                 Accounts payable                   5         0
                 Deferred Rent                      8         6
                 Accrued expenses                  41        40
                                                 ----      ----
                                                 $114      $100
                                                 ====      ====

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for the years ended March 31, 2001 and 2000.

(In thousands except per share data)

                                                            Quarter Ended
2000                                           Mar. 31   Dec. 31    Sept. 30    June 30
---------------------------------------------------------------------------------------
Net sales                                          1          0          0          0
Cost of sales                                      0          0          0          0
---------------------------------------------------------------------------------------
Gross profit                                       1          0          0          0
---------------------------------------------------------------------------------------
Loss from continuing operations                 (740)      (475)      (366)      (150)
Income (loss) from discontinued operations       (42)         6         35         24
---------------------------------------------------------------------------------------
Net loss                                        (782)      (469)      (331)      (126)
Income (loss) per common share:
Continuing operations                         (0.067)    (0.056)    (0.045)    (0.019)
Discontinued operations                       (0.004)     0.001      0.004      0.003
---------------------------------------------------------------------------------------
Total                                         (0.071)    (0.055)    (0.041)    (0.016)
=======================================================================================

                                                              Quarter Ended
2001                                          Mar. 31      Dec. 31    Sept. 30     June 30
-------------------------------------------------------------------------------------------
Net sales                                          1           1           0            0
Cost of sales                                      0           1           0            0
-------------------------------------------------------------------------------------------
Gross profit                                       1           0           0            0
-------------------------------------------------------------------------------------------
Loss from continuing operations                 (497)       (420)       (316)        (413)
Loss from discontinued operations               (144)        (24)       (121)         (67)
-------------------------------------------------------------------------------------------
Net loss                                        (641)       (444)       (437)        (480)
Loss per common share:
Continuing operations                         (0.032)     (0.028)     (0.021)      (0.038)
Discontinued operations                       (0.009)     (0.001)     (0.008)      (0.006)
-------------------------------------------------------------------------------------------
Total                                         (0.041)     (0.029)     (0.029)      (0.044)
===========================================================================================