Form 10-Q
period 2001-06-30
SITI-SITES COM INC
filed 2001-08-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

As of August 4, 2001, the registrant had outstanding approximately 15,500,000 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");
      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2000, (the "Form 10-K for 2000");
      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2001, (the "Form 10-K for 2001");
      (4) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in this Quarterly Report on Form 10-Q in several places.

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Balance Sheets..........................................................    1

Statements of Operations and Comprehensive Loss.........................    2

Statements of Cash Flows................................................    3

Notes to Condensed Financial Statements.................................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................   10

PART II.  OTHER INFORMATION.............................................   13

Item 1. Legal Proceedings ..............................................   13

Item 6. Exhibits and Reports on Form 8-K................................   13

PART I.  FINANCIAL INFORMATION
SITI-Sites.com, Inc.
Balance Sheets
(Amounts in thousands)


                                                                June 30, 2001     March 31,
                                                                  (Unaudited)       2001
---------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                        $       479     $       326
 Marketable securities                                                     --             624
 Receivables and other assets                                              30              25
 Net assets of discontinued operation                                      19              --
                                                                  -----------     -----------
                 Total current assets                                     528             975
                                                                  -----------     -----------

 Equipment, net of accumulated depreciation                               111             121

Intangibles:
  Goodwill                                                                 --             289
  Less: Accumulated amortization                                           --            (289)
                                                                  -----------     -----------
Intangibles, net                                                           --              --
                                                                  -----------     -----------

                 Total assets                                     $       639     $     1,096
                                                                  ===========     ===========

Liabilities and Stockholders' Equity:
Current Liabilities
 Accounts payable and accrued liabilities                         $        84     $       114
 Net liabilities of discontinued operation                                 --              79
                                                                  -----------     -----------
                 Total current liabilities                                 84             193
                                                                  -----------     -----------

                 Total liabilities                                         84             193
                                                                  -----------     -----------

Commitments and contingencies

Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares
authorized, respectively, and none issued and outstanding                  --              --
Common stock, $.001 par value, 35,000 shares authorized,
respectively, and 15,517  issued and outstanding, respectively             16              16
 Paid-in capital                                                       77,561          77,486
 Accumulated deficit                                                  (76,692)        (76,272)
                                                                  -----------     -----------
                                                                          885           1,230
 Treasury stock, 112 shares at cost                                      (330)           (330)
 Accumulated Other Comprehensive Income                                    --               3
                                                                  -----------     -----------
                  Total stockholders' equity                              555             903
                                                                  -----------     -----------

Total liabilities and stockholders' equity                        $       639     $     1,096
                                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)

Three months ended June 30,                                            2001             2000
                                                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------
  Revenues                                                          $         --     $         --
                                                                    ------------     ------------

Operating costs and expenses:
   Selling, general and administrative expenses                              385              431
                                                                    ------------     ------------
   Total operating costs and expenses                                        385              431
                                                                    ------------     ------------

Operating loss                                                              (385)            (431)
                                                                    ------------     ------------

Other income:
   Interest income                                                             4                3
   Gain on sale of marketable securities                                       5               --
   Gain on litigation settlement                                              --               19
                                                                    ------------     ------------
   Total other income                                                          9               22
                                                                    ------------     ------------
Loss from continuing operations                                             (376)            (409)
                                                                    ------------     ------------

Discontinued operations:

   Loss from discontinued operations                                         (44)             (71)
                                                                    ------------     ------------
Loss from discontinued operations                                            (44)             (71)
                                                                    ------------     ------------

Net loss                                                                    (420)            (480)

Other comprehensive gain (loss), net of tax and reclassification
adjustment for realized gains                                                 (3)               8
                                                                    ------------     ------------
Comprehensive loss                                                  $       (423)    $       (472)
                                                                    ============     ============

Basic and diluted loss per common share:
   Loss from continuing operations                                  $      (.024)    $      (.038)
   Loss from discontinued operations                                       (.003)           (.006)
                                                                    ------------     ------------
Net loss per common share                                           $      (.027)    $      (.044)
                                                                    ============     ============
Weighted average number of Common Shares used in basic and
diluted calculations                                                      15,517           10,788
                                                                    ============     ============

Interim results are not indicative of the results expected for a full year. See accompanying notes to consolidated financial statements.

Statements of Cash Flows
(Amounts in thousands)

Three months ended June 30,                                                2001             2000
                                                                       (Unaudited)      (Unaudited)
-----------------------------------------------------------------------------------------------------
Cash flow from operating activities:

Net loss                                                               $       (420)    $       (480)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on settlement                                                               --              (19)
Gain on sale of marketable securities                                            (5)              --
Depreciation and amortization                                                    11               24
Contribution of services by management                                           75               41
Compensation and consulting fees via stock                                       --               24
Loss on discontinued operations                                                  44               71
 (Increase) decrease in:

  Prepaid expenses                                                               --               24

  Receivables                                                                    (5)               2

  Increase (decrease)  in:

  Accounts payable                                                               (4)             (92)
  Accrued liabilities                                                           (26)              22
                                                                       -----------------------------
Net cash used in continuing operations                                         (330)            (383)
Net cash used in discontinued operations                                       (142)             (52)
-----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (472)            (435)
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Proceeds from sale of marketable securities                                     626               --
Purchase of marketable securities                                                --             (346)
Purchase of property and equipment                                               (1)             (12)
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by  investing activities                            625             (358)
-----------------------------------------------------------------------------------------------------
Cash flow from financing activities:

Proceeds from the issuance of common stock                                       --            1,000
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        --            1,000
-----------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       153              207

Cash and cash equivalents, beginning of quarter                                 326              714
-----------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                 $        479     $        921
                                                                       =============================

See accompanying notes to consolidated financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS

      SITI-Sites.com, Inc., a Delaware corporation, and its various divisions, (referred to collectively as "SITI" or the "Company") operate as an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, Inc. which promotes and markets the music of selected independent artists on its website www.Tropia.com. On June 20, 2000, Tropia, Inc. was merged into SITI-Sites.com, Inc. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As a result of the loss associated with 2001 Expo and the inability to produce significant revenue, the Company wrote off approximately $113,000 of goodwill and discontinued its New York Expo division effective March 31, 2001. (See Notes 1(b) and 3.) In fiscal 2000, the Company had made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was written off at March 31, 2000.

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

      These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

      (b) MANAGEMENT'S PLAN

      The Company's management believes that current cash resources will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next six months. If certain shareholders remain satisfied with results of the software and database content development now in process, these shareholders presently intend to invest a total of $500,000 into equity of the Company by October 31, 2001. There can be no assurance that the shareholders will remain satisfied with the results or that they will invest the additional equity in the Company.

      (c) DISCONTINUED OPERATIONS

      As a result of the losses associated with the April 21-22, 2001 Music and Internet Expo, the Company discontinued these operations resulting in a loss of approximately $44,000 and $71,000, respectively, for the three months ended June 30, 2001 and 2000.

      In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the

Disposal of a Segment of a Business," the prior period's financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net assets or liabilities of discontinued operations. The following table reflects the net assets:

                For the quarter ended, June 30,       2001
                                                   ----------
                                                  (Amounts in
                                                   thousands)
                Cash                                     17
                Receivable                               18
                Prepaid expenses and other               --
                Accrued expenses                        (16)
                                                     ------
                                Total                    19
                                                     ======

           Operating results from discontinued operations are as follows:

For the quarters ended, June 30,                          2001         2000
                                                        ----------------------
                                                        (Amounts in thousands)
Revenues                                                 $   --       $   --
                                                         -------------------

Operating costs and expenses:
   Cost of Sales                                             44           14
   Selling, general and administrative expenses              --           57
                                                         -------------------
                 Total operating costs and expenses          44           71
                                                         -------------------
Operating Loss                                              (44)         (71)
Other income and (expenses)                                  --
                                                         -------------------
Income (loss) from discontinued operations               $  (44)      $  (71)
                                                         ===================

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

      (e) CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include the Company's cash balances and short-term investments that mature in 90 days or less from the original date of maturity. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

      (f) MARKETABLE SECURITIES

      The Company does not intend to hold its investments to maturity, and classifies these securities as available-for-sale and carries them at fair value. Unrealized holding gains and losses (determined by specific identification) on investments classified as available-for-sale, are carried as a separate component of stockholders' equity.

      (g) REVENUE RECOGNITION

      Revenues from CD sales are recognized upon shipment to the customer.

      (h) LOSS PER COMMON SHARE

      Loss per share for the quarters ended June 30, 2001 and June 30, 2000 was based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the quarters ended June 30, 2001 and 2000 are 15,517,178 and 10,787,837, respectively.

      Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive.

      (i) EQUIPMENT

      Equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 7 years.

      (j) INTANGIBLES

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

      (k)  COMPREHENSIVE LOSS

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

      The web site development costs incurred during the quarter ended June 30, 2001 were associated with the operating stage and were expensed as provided for in Issue 00-2. Web site development costs incurred through June 30, 2000 were expensed and the Company has elected to not capitalize any previously eligible costs.

2. STATEMENT OF CASH FLOWS

                                                     Three months ended June 30,
                                                     ---------------------------
                                                          2001          2000
                                                     ---------------------------
                                                        (Amounts in thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                $     --      $     --
  Cash paid during the year for income taxes            $      1      $      1

Non-cash transactions:
  Contribution of salaries by management                $     75      $     51
  HungryBands                                           $     --      $     53
  Compensation and consulting fees via stock            $     --      $     32

3. GOODWILL

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

4. LICENSING AGREEMENTS

      Throughout the current and prior fiscal years, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the quarters ended June 30, 2001 and 2000, respectively.

5. SEGMENT INFORMATION

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

      Following is a tabulation of business segment information for the quarters ended June 30, 2001 and 2000.

                     Tropia/        New
                     Hungry        Media                  Inter-
                     ------        -----                  ------
                      Bands        Music     Corporate    Segment     Total
                      -----        -----     ---------    -------     -----
  Three months
 ended June 30,
      2001                            (Amounts in thousands)
---------------

Sales
Operating loss          (91)       (122)       (172)                  (385)
Interest Income                                   4                      4
Other Income                                      5                      5
Loss from
discontinued
operations                                      (44)                   (44)
Net loss                (91)       (122)       (207)                  (420)
Assets                                          639                    639
Depreciation and
amortization              3           4           4                     11

                     Tropia/        New
                     Hungry        Media                  Inter-
                     ------        -----                  ------
                      Bands        Music     Corporate    Segment     Total
                      -----        -----     ---------    -------     -----
  Three months
 ended June 30,
      2000                            (Amounts in thousands)
---------------

Sales
Operating loss         (162)         (96)        (173)                (431)
Interest Income                                     3                    3
Other Income                                       19                   19
Loss from
discontinued
operations                                        (71)                 (71)
Net loss               (162)         (96)        (222)                (480)
Assets                                          2,115                2,115
Depreciation and
amortization              2            2           20                   24

6. LITIGATION

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

7. EQUIPMENT

      Equipment consisted of the following:

                                                 June 30, 2001  March 31, 2001
                                                 -----------------------------
                                                     (Amounts in thousands)

                Computer Equipment and Furniture      $  160       $  159
                Computer Software                          7            7
                Accumulated Depreciation                 (56)         (45)
                                                      ------       ------
                Equipment, net                        $  111       $  121
                                                      ======       ======

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                           June 30, 2001    March 31, 2001
                                           -------------------------------
                                                (Amounts in thousands)

                Accrued audit and tax fees      $   39          $   60
                Deferred rent                        7               8
                Accrued expenses and
                    Accounts payable                38              46
                                                ------          ------
                                                $   84          $  114
                                                ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2001. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

OVERVIEW

      SITI-Sites.com, Inc., a Delaware corporation, and its various divisions, (referred to collectively as "SITI" or the "Company") operate as an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry. The Company intends to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, Inc. which promotes and markets the music of selected independent artists on its website www.Tropia.com. On June 20, 2000, Tropia, Inc. was merged into SITI-Sites.com, Inc. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As a result of the loss associated with 2001 Expo and the inability to produce significant revenue, the Company wrote off approximately $113,000 of goodwill and discontinued its New York Expo division effective March 31, 2001. (See Notes 1(b) and 3.) In fiscal 2000, the Company had made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was written off at March 31, 2000.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated.

                                                       Three months ended
                                                             June 30,
                                                      ----------------------
                                                         2001        2000
                                                      ----------------------
                Continuing Operations:                (Amounts in thousands)
                Revenues                                     0           0
                Operating costs and expenses:
                Selling, general and administrative        385         431

                Total operating costs and expenses         385         431

                Operating income (loss)                  $(385)      $(431)

      CONSOLIDATED REVENUES

      For the three months ended June 30, 2001 and 2000, the Company's revenues were nominal.

      OPERATING COSTS AND EXPENSES

      Operating costs and expenses decreased $46,000 or 10% for the three months ended June 30, 2001 as compared to the quarter ended June 30,2000 as a result of a decline in selling, general and administrative expenses.

      The decrease in selling, general and administrative expenses of $46,000 or 10% for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 is primarily due to $55,000 or 100% decline in legal fees as a result of a decline in corporate matters. The Company recorded approximately $25,000 in research and development during the three months ended June 30, 2000 as a result of a Business Development Agreement the Company entered into with Mediaviewer.com. There were no new agreements during the current fiscal quarter. During the prior fiscal quarter, the Company wrote off certain licensing agreements that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $28,000. Accounting fees decreased approximately $15,000 or 50% for the quarter ended June 30, 2001 as compared to the same period in the prior fiscal year. As a result of the write-off of goodwill during the prior fiscal year, depreciation and amortization for the three months ended June 30, 2001 decreased approximately $13,000 or 54% as compared to the quarter ended June 30, 2000. These decreases were partially offset by a $95,000 or 65% increase in personnel and related expenses. Personnel and related expenses increased as a result of the hiring of officers and staff. The remaining decrease of approximately $4,000 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 is directly related to the discontinuing of the New York Expo segment which resulted in the decrease in general expenses.

      OPERATING LOSS

            The Company experienced an operating loss of approximately $385,000 for the three months ended June 30, 2001 as compared to an operating loss of approximately $431,000 for the three months ended June 30, 2000. This decreased loss is directly related to decreased operating costs and expenses for the current fiscal quarter as compared to the quarter ended June 30, 2000.

      OTHER INCOME AND EXPENSE

            Other income for the three months ended June 30, 2001 totaled approximately $9,000 as compared to $22,000 in the prior fiscal year. This decrease is primarily due to the settlement agreement between the Company and the former officers of Tropia during the prior fiscal quarter which resulted in a gain to the Company of approximately $19,000.

      DISCONTINUED OPERATIONS

      During the three months ended June 30, 2001, the Company experienced an additional loss of approximately $44,000 relating to the discontinued operation. These costs are directly relating to the production of the April 2001 Expo that the Company was unaware of at March 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001 the Company has working capital of $444,000. The Company's management believes that current cash resources will be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next six months. If certain shareholders remain satisfied with results of the software and database content development now in process, these shareholders presently intend to invest a total of $500,000 into equity of the Company by October 31, 2001. There can be no assurance that the shareholders will remain satisfied with the results or that they will invest the additional equity in the Company.

            Net cash used by operating activities for the quarter ended June 30, 2001 totaled approximately $472,000 as compared to $435,000 during the quarter ended June 30, 2000.

      During the quarter ended June 30, 2001, the Company recorded approximately $625,000 in net cash provided by investing activities as a result of the sale of marketable securities. During the quarter ended June 30, 2000, the Company recorded approximately $358,000 in net cash used by investing activities primarily due to the $346,000 purchase of marketable securities in June 2000.

      There were no financing activities during the current fiscal quarter. However, as a result of the June 2000 stock purchase agreements, the Company received $1,000,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,000,000 for the three months ended June 30, 2000.

MANAGEMENT'S PLAN

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

      The implementation of the Company's business plan is occurring, in part, through its newsletter, a free e-magazine in operation this past year and a half. It contains current new media music news (i.e. digital music coverage, analysis and interviews on key industry problems) and is seen by thousands of industry professionals, artists and fans regularly. E-mails from readers and other comments on this newsletter indicate that it is a respected source of news and analysis. Artists are being offered free subscriptions to this newsletter, and to a new weekly artist edition thereof, to encourage their future participation in promotional services, analysis of industry issues, and merchandising services to be made available to them, through the Company's band and fan registry. The software underlying the NewMediaMusic newsletter is being revised for the addition of targeted, personalized information in each viewer's interest area, and the newsletter services and archives are expected to become additional revenue sources to SITI through syndication to product marketers, service charges and advertising revenues. This e-magazine in business, artist, fan and special market editions will provide increasingly focused information, and linkages for the Company's database of artists, fans and affiliated websites in the music field.

      The initial source for these emerging artists are the Company's and music websites which play and sell CDs and MP3 downloads. Additional groups of artists and fans are expected to be added to SITI's music websites, or solely to its artist communication database, from other established music websites or artist services websites. The Company is attracting a growing supply of music news and information from many sources to enhance its database.

      Further implementation of SITI's strategy occurred through its ownership of and its related Internet music exposition held for the past two years in New York City. In May 2001, the Company decided to discontinue the New York Expo due to insufficient sponsorship and attendance. Internet music sites took booths at these expos, joined in the panels of experts, interacted with each other and with SITI's marketing development team, and provided current information to emerging artists and fans. The 2001 Expo was held in April 2001 at Madison Square Garden, but resulted in losses because of insufficient sponsorship and attendance. These Expos, however, placed the Company at the fulcrum of providers of music services, equipment and new technology, along with emerging digital music industry problems. Its founder, Steven Zuckerman, has become a consultant to the Company and is no longer a full-time employee.

      No assurances can be given that the Company will successfully complete the above-described database developments, or its ongoing software development, or achieve the revenues sought from the described business plan.

RISK FACTORS

      See the Company's Annual Report on Form 10-K (filed with the SEC on July 9, 2001), "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                  None

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: August 13, 2001

                                     SITI-SITES.COM, INC.

                                     By /s/ Lawrence M. Powers
                                       --------------------------------------
                                       Lawrence M. Powers
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors

                                     By  /s/ Robert Ingenito
                                       --------------------------------------
                                       Robert Ingenito
                                       President and Vice-Chairman of the
                                       Board of Directors

                                     By  /s/ Toni Ann Tantillo
                                       --------------------------------------
                                       Toni Ann Tantillo
                                       Chief Financial Officer,
                                       Vice President, Secretary and Treasurer