Form 10-Q
period 2001-09-30
SITI-SITES COM INC
filed 2001-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001

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

As of October 31, 2001, the registrant had outstanding approximately 15,500,000 shares of its Common Stock, par value $.001 per share.

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

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2001
                                      INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Balance Sheets.........................................................    1

Statements of Operations and Comprehensive Loss........................    2

Statements of Cash Flows...............................................    3

Notes to Condensed Financial Statements................................    4

Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................   11

PART II. OTHER INFORMATION.............................................   14

Item 1. Legal Proceedings .............................................   14

Item 2. Changes in Securities .........................................   15

Item 6. Exhibits and Reports on Form 8-K...............................   15

PART I. FINANCIAL INFORMATION
SITI-Sites.com, Inc.
Balance Sheets
(Amounts in thousands)

                                                                 September 30,
                                                                      2001         March 31,
                                                                  (Unaudited)         2001
------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                      $         211    $         326
  Marketable securities                                                     --              624
  Receivables and other assets                                              22               25
                                                                 -------------    -------------
                  Total current assets                                     233              975
                                                                 -------------    -------------
Property and Equipment:
  Equipment, net of accumulated depreciation                               102              121
  Artist Promotion System                                                  157               --
                                                                 -------------    -------------
Property and Equipment, net                                                259              121
                                                                 -------------    -------------

Intangibles:
     Goodwill                                                               --              289
     Less: Accumulated amortization                                         --             (289)
                                                                 -------------    -------------
Intangibles, net                                                            --               --
                                                                 -------------    -------------
                  Total assets                                   $         492    $       1,096
                                                                 =============    =============

Liabilities and Stockholders' Equity:
Current Liabilities
  Accounts payable and accrued liabilities                       $          59    $         114
  Net liabilities of discontinued operation                                 --               79
                                                                 -------------    -------------
                  Total current liabilities                                 59              193
                                                                 -------------    -------------
                  Total liabilities                                         59              193
                                                                 -------------    -------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock $.001 par value, 5,000 shares
authorized, respectively, and none issued and outstanding                   --               --
Common stock, $.001 par value, 35,000 shares authorized,
respectively, and 15,517  issued and outstanding, respectively              16               16
 Paid-in capital                                                        77,636           77,486
 Accumulated deficit                                                   (76,889)         (76,272)
                                                                 -------------    -------------
                                                                           763            1,230
 Treasury stock, 112 shares at cost                                       (330)            (330)
 Accumulated Other Comprehensive Income                                     --                3
                                                                 -------------    -------------
                  Total stockholders' equity                               433              903
                                                                 -------------    -------------
Total liabilities and stockholders' equity                       $         492    $       1,096
                                                                 =============    =============

See accompanying notes to condensed financial statements

Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share amounts)       Three months ended          Six months ended
(Unaudited)                                               September 30,              September 30,
                                                       2001          2000          2001          2000
------------------------------------------------     --------      --------      --------      --------
Revenues                                             $      1      $     --      $      1      $     --
                                                     --------      --------      --------      --------
Operating costs and expenses:
  Selling, general and administrative                     207           379           592           810
                                                     --------      --------      --------      --------
           Total operating costs and expenses             207           379           592           810
                                                     --------      --------      --------      --------

Operating loss                                           (206)         (379)         (591)         (810)
                                                     --------      --------      --------      --------
Other income, net                                           9            24            18            46
                                                     --------      --------      --------      --------

Loss from continuing operations                          (197)         (355)         (573)         (764)

Loss from discontinued operations                          --           (82)          (44)         (153)
                                                     --------      --------      --------      --------

Net loss                                                 (197)         (437)         (617)         (917)

Other comprehensive gain (loss), net of tax                --            (6)           (3)            2
                                                     --------      --------      --------      --------
Comprehensive loss                                   $   (197)     $   (443)     $   (620)     $   (915)
                                                     ========      ========      ========      ========

Basic and diluted loss per common share:
   Loss  from continuing operations                  $  (.013)     $  (.024)     $  (.037)     $  (.059)
   Loss from discontinued operations                     .000         (.006)        (.003)        (.012)
                                                     --------      --------      --------      --------
Net loss per common share                            $  (.013)     $  (.030)     $  (.040)     $  (.071)
                                                     ========      ========      ========      ========

Weighted average number of Common Shares used in
basic and diluted calculation                          15,517        14,881        15,517        12,846
                                                     ========      ========      ========      ========

Interim results are not indicative of the results expected for a full year. See accompanying notes to condensed financial statements.

Statements of Cash Flows

(Amounts in thousands)
Six months ended September 30,                                             2001             2000
                                                                        (Unaudited)      (Unaudited)
----------------------------------------------------------------------------------------------------
Cash flow from operating activities:

Net loss                                                                $      (617)     $      (917)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on settlement                                                               --              (19)
Gain on sale of marketable securities                                            (5)              --
Depreciation and amortization                                                    21               58
Contribution of services by management                                          150              100
Compensation and consulting fees via stock                                       --               42
Loss on discontinued operations                                                  44              153
 (Increase) decrease in:
  Prepaid expenses                                                               --               12
  Receivables                                                                     3                4
  Increase (decrease) in:
  Accounts payable                                                               (5)             (77)
  Accrued liabilities                                                           (50)               9
                                                                        ----------------------------
Net cash used in continuing operations                                         (459)            (635)
Net cash used in discontinued operations                                       (123)            (114)
----------------------------------------------------------------------------------------------------
Net cash used in operating activities                                          (582)            (749)
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion System                                      (157)              --
Proceeds from sale of marketable securities                                     626              833
Purchase of marketable securities                                                --             (846)
Purchase of property and equipment                                               (2)             (16)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in)  investing activities                            467              (29)
----------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                       --            1,150
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        --            1,150
----------------------------------------------------------------------------------------------------
Net  (decrease) increase in cash and cash equivalents                          (115)             372
Cash and cash equivalents, beginning of year                                    326              714
----------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                  $       211      $     1,086
                                                                        ============================

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) BUSINESS - MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation, and its various divisions (referred to collectively as "SITI" or the "Company") have been operating as an Internet media company with three websites for the marketing of news and services. The Company's websites relate entirely to the music industry. SITI has lost money continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who are its primary investors, intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company, and terminated discussions of such financing plan.

      The Company will now be liquidated in an orderly manner, promptly reducing operating expenses, which have been running at approximately $100,000 per month in the current fiscal year, and taking other steps to wind-down and liquidate its assets. The Company has not incurred any funded debt, and has minimal payables, thereby expecting to conclude operations and satisfy its obligations in a brief period of time.

      Management's decision was based primarily upon its inability to complete the necessary software and marketing plans for the Company's projects, within a six month period, which was all that could be funded by the interim capital under discussion. However, current depressed economic conditions for Internet and many other businesses, and lack of future funding sources, played a part in the decision to liquidate operations promptly.

      The foregoing controls the following discussion of events during the second fiscal quarter ended September 30, 2001.

      (b) RECENT HISTORY

      The Company had intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, Inc. which promotes and markets the music of selected independent artists on its website www.Tropia.com. On June 20, 2000, Tropia, Inc. was merged into SITI-Sites.com, Inc. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As a result of the loss associated with 2001 Expo and the inability to produce significant revenue, the Company wrote off approximately $113,000 of goodwill and discontinued its New York Expo division effective March 31, 2001. (See Notes 1(b) and 3.) In fiscal 2000, the Company had made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was written off at March 31, 2000.

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

      The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

      (c) DISCONTINUED OPERATIONS

            As a result of the losses associated with the April 21-22, 2001 Music and Internet Expo, the Company discontinued these operations resulting in a loss of approximately $44,000 and $153,000, respectively, for the six months ended September 30, 2001 and 2000.

            In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior period's financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net assets or liabilities of discontinued operations. There were no net assets or liabilities of the discontinued operations for the six months ended September 30, 2001. The following table reflects the net assets for the six months ended September 30, 2000:

                   For the six months ended,       September 30, 2000
                                                ------------------------
                                                 (Amounts in thousands)
                   Cash                                     7
                   Receivable                               4
                   Prepaid expenses and other               5
                   Deferred Income                         (7)
                                                 ------------------------
                                   Total                    9
                                                 ========================

            Operating results from discontinued operations are as follows:

  For the six months ended, September 30,                 2001         2000
                                                       -----------------------
                                                        (Amounts in thousands)
  Revenues                                             $      --     $      --
                                                       -----------------------

  Operating costs and expenses:
     Cost of Sales                                            44            14
     Selling, general and administrative expenses             --           139
                                                       -----------------------
              Total operating costs and expenses              44           153
                                                       -----------------------
  Operating Loss                                             (44)         (153)
  Other income and (expenses)                                  -            --
                                                       -----------------------
  Income (loss) from discontinued operations           $     (44)    $    (153)
                                                       =======================

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

      (h) LOSS PER COMMON SHARE

            Loss per share for the three and six months ended September 30, 2001 and 2000 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the quarters ended September 30, 2001 and 2000 are 15,517,000 and 14,881,000, respectively. For the six months ended September 30, 2001 and 2000, the weighted average number of shares used in the computation of loss per share were 15,517,000 and 12,846,000, respectively.

            Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive.

      (i) PROPERTY AND EQUIPMENT

            Property and Equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 7 years. The Artist Promotion System (see Note 1 (l)) is not yet in service and, accordingly, depreciation has not yet commenced.

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

            The web site development costs incurred during the six months ended September 30, 2001 that were associated with the testing stage were capitalized in the amount of approximately $157,000 as provided for in Issue 00-2. The expenses associated with operating the website were expensed. Web site development costs incurred through September 30, 2000 were expensed and the Company has elected to not capitalize any previously eligible costs.

      (m) TERRORIST ATTACK OF SEPTEMBER 11, 2001

            Due to the Company's proximity to the terrorist attack on September 11, 2001 on the World Trade Center in New York City, the office was closed for one week. All costs related to this attack have been paid or accrued and have been included in operating costs and expenses for the six months ended September 30, 2001. The Company might be filing an insurance claim and the amount of the expense recovery has not yet been determined.

2. STATEMENT OF CASH FLOWS

                                                           Six months ended
                                                             September 30,
                                                        -----------------------
                                                          2001           2000
                                                        -----------------------
                                                         (Amounts in thousands)
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                $     --       $     --
  Cash paid during the year for income taxes            $      1       $      1

Non-cash transactions:
  Contribution of salaries by management                $    150       $    126
  HungryBands                                           $     --       $     53
  Gain on settlement                                    $     --            (19)
  Compensation and consulting fees via stock            $     --       $     58

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

4. LICENSING AGREEMENTS

      Throughout the current and prior fiscal years, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the quarters and six months ended September 30, 2001 and 2000, respectively.

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

            Following is a tabulation of business segment information for the six months ended September 30, 2001 and 2000.

                           Tropia/       New
                           Hungry       Media                       Inter-
                           ------       -----                       ------
                           Bands        Music         Corporate     Segment   Total
                           -----        -----         ---------     -------   -----
Six months ended
  September 30,
      2000                                 (Amounts in thousands)
----------------
Sales                          1                                                  1
Operating loss              (185)        (201)         (205)                   (591)
Interest Income                                           5                       5

Other Income                                             13                      13
Loss from
discontinued
operations                                              (44)                    (44)
Net loss                    (185)        (201)         (231)                   (617)
Assets                                    157           335                     492
Depreciation
and amortization               7            7             7                      21


                           Tropia/       New
                           Hungry       Media                       Inter-
                           ------       -----                       ------
                           Bands        Music         Corporate     Segment   Total
                           -----        -----         ---------     -------   -----
Six months ended
  September 30,
      2000                                 (Amounts in thousands)
----------------
Sales
Operating loss              (275)        (235)         (300)                     (810)

Interest Income                                          11                        11
Other Income                                             35                        35
Loss from
discontinued
operations                                             (153)                     (153)
Net loss                    (275)        (235)         (407)                     (917)
Assets                                                1,933                     1,933
Depreciation
and amortization               3            6            44                        53

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

7. PROPERTY AND EQUIPMENT

      Property and Equipment consisted of the following:

                                         September 30, 2001                March 31, 2001
                                       -----------------------------------------------------
                                                        (Amounts in thousands)
   Artist Promotion System                     $   157                         $    --
   Computer Equipment and Furniture                161                             159
   Computer Software                                 7                               7
   Accumulated Depreciation                        (66)                            (45)
                                               -------                         -------
   Equipment, net                              $   259                         $   121
                                               =======                         =======

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                 September 30,         March 31,
                                      2001                2001
                                 ---------------------------------
                                      (Amounts in thousands)

Accrued audit and tax fees           $   18              $   60
Deferred rent                             4                   8
Accrued expenses and
    Accounts payable                     37                  46
                                     ------              ------
                                     $   59              $  114
                                     ======              ======

9. SUBSEQUENT EVENT - PLAN FOR LIQUIDATION

            SITI has lost money continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2000, management who are its primary investors, intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company, and terminated discussions of such financing plan.

      The Company will now be liquidated in an orderly manner, promptly reducing operating expenses, which have been running at approximately $100,000 per month in the current fiscal year, and taking other steps to wind-down and liquidate its assets. The Company has not incurred any funded debt, and has minimal payables, thereby expecting to conclude operations and satisfy its obligations in a brief period of time.

      Management's decision was based primarily upon its inability to complete the necessary software and marketing plans for the Company's projects, within a six month period, which was all that could be funded by the interim capital under discussion. However, current depressed economic conditions for Internet and many other businesses, and lack of future funding sources, played a part in the decision to liquidate operations promptly.

      The foregoing controls the following discussion of events during the second fiscal quarter ended September 30, 2001.

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

OVERVIEW

      SITI-Sites.com, Inc., a Delaware corporation, and its various divisions, (referred to collectively as "SITI" or the "Company") operate as an Internet media company with three websites for the marketing of news and services. The Company's current websites relate entirely to the music industry. The Company had intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, Inc. which promotes and markets the music of selected independent artists on its website www.Tropia.com. On June 20, 2000, Tropia, Inc. was merged into SITI-Sites.com, Inc. The Company next acquired three music-related websites, www.HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), www.NewMediaMusic.com (an e-news/magazine business), and www.NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As a result of the loss associated with 2001 Expo and the inability to produce significant revenue, the Company wrote off approximately $113,000 of goodwill and discontinued its New York Expo division effective March 31, 2001. (See Notes 1(b) and 3.) In fiscal 2000, the Company had made a $500,000 investment in a custom music CD compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. The investment was written off at March 31, 2000.

RESULTS OF OPERATIONS

            The following table sets forth certain financial data for the periods indicated.

                                                      Three months ended
                                                         September 30,
                                                    ----------------------
                                                      2001           2000
                                                    ----------------------
                                                    (Amounts in thousands)
      Continuing Operations:
      Revenues                                            1              0
      Operating costs and expenses:
      Selling, general and administrative               207            379
                                                    ----------------------
      Total operating costs and expenses                207            379
                                                    ----------------------

                                                    ----------------------
      Operating loss                                $  (206)       $  (379)
                                                    ======================

                                                        Six months ended
                                                          September 30,
                                                     ----------------------
                                                        2001          2000
                                                     ----------------------
      Continuing Operations:                         (Amounts in thousands)

      Revenues                                              1             0
      Operating costs and expenses:
      Selling, general and administrative                 592           810

                                                     ----------------------
      Total operating costs and expenses                  592           810
                                                     ----------------------

                                                     ----------------------
      Operating loss                                 $   (591)     $   (810)
                                                     ======================

      CONSOLIDATED REVENUES

            For the three and six months ended September 30, 2001 and 2000, the Company's revenues were nominal.

      OPERATING COSTS AND EXPENSES

      Operating costs and expenses decreased $172,000 or 45% and $218,000 or 27%, respectively, for the quarter and six months ended September 30, 2001 as compared to the same periods in the prior fiscal year as a result of a decline in selling, general and administrative expenses.

      The decrease in selling, general and administrative expenses of approximately $172,000 or 45% and $218,000 or 27%, respectively, for the quarter and six months ended September 30, 2001 as compared to the quarter and six months ended September 30, 2000 is primarily due to a decline in outside services of approximately $77,000 or 113% and $82,000 or 63%, respectively. This decline is directly associated with the capitalization of the website costs associated with the Artist Promotion System. Depreciation and amortization decreased approximately $20,000 or 67% and $33,000 or 61%, respectively. This decrease is the direct result of the write-off of goodwill in March 2001. There was no amortization of goodwill for the current fiscal year. Legal fees decreased approximately $5,000 and $60,000, respectively for the three and six months ended September 30, 2001 as compared to the same periods in the prior fiscal year as a result of the decrease in corporate organizational matters. The Company recorded approximately $25,000 in research and development during the three months ended June 30, 2000 as a result of a Business Development Agreement the Company entered into with Mediaviewer.com. There were no new agreements during the current fiscal year. During the prior fiscal year, the Company wrote off certain licensing agreements that were entered into in the prior fiscal year. These agreements were determined to no longer be of value, and the Company recorded a charge of approximately $28,000. There were no such charges during the current fiscal quarter or six months ended September 30, 2001.These decreases were partially offset by an increase of approximately $56,000 or 18% in personnel and related expenses for the six months ended September 30, 2001 as compared to the same period in the prior fiscal year. Personnel and related expenses increased as a result of the hiring of officers and staff. However, for the quarter ended September 30, 2001, personnel and related expenses decreased approximately $39,000 or 23% as compared to the quarter ended September 30, 2000 as a result of the capitalization of the website costs. The remaining decreases of approximately $32,000 and $46,000, respectively, for the quarter and six months ended September 30, 2001 as compared to the quarter and six months ended September 30, 2000 are directly related to the discontinuing of the New York Expo segment which resulted in the decrease in general expenses.

      OPERATING LOSS

      The Company experienced an operating loss of approximately $206,000 for the three months ended September 30, 2001 as compared to an operating loss of approximately $379,000 for the three months ended September 30, 2000. This decreased loss is directly related to decreased operating costs and expenses for the current fiscal quarter as compared to the quarter ended September 30, 2000 as a result of the capitalization of the Company's Artist Promotion System.

      For the six months ended September 30, 2001, the Company experienced an operating loss of $591,000 as compared to an operating loss of $810,000 for the six months ended September 30, 2000. This decreased loss is directly related to decreased operating costs and expenses for the current period as compared to the same period in the prior fiscal year as a result of the capitalization of the Company's Artist Promotion System.

      OTHER INCOME AND EXPENSE

      Other income for the three and six months ended September 30, 2001 totaled approximately $9,000 and $18,000, respectively, as compared to $24,000 and $46,000, respectively, in the prior fiscal year. This decrease is primarily due to the settlement agreement between the Company and the former officers of Tropia during the prior fiscal year which resulted in a gain to the Company of approximately $19,000. Furthermore, during the prior fiscal year, the Company recognized a $14,000 gain on the sale of marketable securities. There were no such sales during the current fiscal quarter.

      DISCONTINUED OPERATIONS

      During the six months ended September 30, 2001, the Company experienced an additional loss of approximately $44,000 relating to the discontinued operation. These costs are directly related to the production of the April 2001 Expo that the Company was unaware of at March 31, 2001.

      LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001 the Company had working capital of $174,000. The Company's management believes that current cash resources will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the next six months. (See Note 9, describing the Company's plan for liquidation).

      Net cash used in operating activities for the six months ended September 30, 2001 totaled approximately $582,000 as compared to $749,000 during the six months ended September 30, 2000. The decline in the cash usage is directly associated with the overall decline in operating activities since the discontinuing of the New York Expo division as well as the capitalization of the costs associated with the Artist Promotion System.

      During the six months ended September 30, 2001, the Company recorded approximately $467,000 in net cash provided by investing activities as a result of the sale of marketable securities and the capitalization of the Artist Promotion System. During the six months ended September 30, 2000, the Company recorded approximately $29,000 in net cash used by investing activities primarily due to the $846,000 purchase of marketable securities offset by the $833,000 proceeds from the sale of securities. Capital expenditures totaled $2,000 and $16,000 for the six months ended September 30, 2001 and 2000, respectively.

      There were no financing activities during the current fiscal period. However, as a result of the June 2000 stock purchase agreements, the Company received $1,150,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,150,000 for the six months ended September 30, 2000.

MANAGEMENT'S PREVIOUS PLAN

            The Company's business strategy in the music field was to build a database marketing operation, which renders an array of specialized services to musical artists and their fans, at modest fees on a continuing basis. A major investor and member of senior management of the Company (Robert Ingenito) is highly experienced in database marketing techniques he developed and practiced successfully in several private and publicly owned businesses. This plan has been underway since January 2000 and major portions of the necessary software have been completed and are in use. Portions of the artists' promotion services software, and the news content sharing software are still being revised. (See
Note 9, describing the Company's plan for liquidation).

            The Company considered its thousands of musical artists and their fans, a beginning group of prospects for sale of SITI's services. These musical artists are mostly emerging rock/pop groups, i.e. independent and not affiliated with major record companies, in many genres and locales, each comprising several artists and some fan following.

            The Company's software team had been revising and expanding its websites to handle the various publications, and artist and fan services which were to be offered to its potential database. Revenue sources were expected to include e-mail distribution of band communications to their fans, touring locations, clubs and play dates, new record releases, promotion of bands at their own websites, and hyperlinks to the various websites and stores where their music is sold.

            SITI had added a new streaming radio player to the existing embedded radio on its Tropia website, which will play its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels were expected to become bases for sale of promotional services for emerging artists, and product advertising across multiple listener preference communities.

            The implementation of the Company's business plan was occurring, in part, through its www.NewMediaMusic.com newsletter, a free e-magazine in operation this past year and a half. It contains current new media music news (i.e. digital music coverage, analysis and interviews on key industry problems) and is seen by thousands of industry professionals, artists and fans regularly. E-mails from readers and other comments on this newsletter indicate that it is a respected source of news and analysis. Artists are being offered free subscriptions to this newsletter, and to a new weekly artist edition thereof, to encourage their future participation in promotional services, analysis of industry issues, and merchandising services to be made available to them, through the Company's band and fan registry. The software underlying the NewMediaMusic newsletter is being revised for the addition of targeted, personalized information in each viewer's interest area, and the newsletter services and archives were expected to become additional revenue sources to SITI through syndication to product marketers, service charges and advertising revenues. This e-magazine in business, artist, fan and special market editions was to provide increasingly focused information, and linkages for the Company's database of artists, fans and affiliated websites in the music field.

            The initial source for these emerging artists were the Company's www.Tropia.com and www.HungryBands.com music websites which play and sell CDs and MP3 downloads. Additional groups of artists and fans were expected to be added to SITI's music websites, or solely to its artist communication database, from other established music websites or artist services websites. The Company was attracting a growing supply of music news and information from many sources to enhance its database.

            Further implementation of SITI's strategy occurred through its ownership of www.NewYorkExpo.com and its related Internet music exposition held for the past two years in New York City. In May 2001, the Company decided to discontinue the New York Expo due to insufficient sponsorship and attendance. Internet music sites took booths at these expos, joined in the panels of experts, interacted with each other and with SITI's marketing development team, and provided current information to emerging artists and fans. The 2001 Expo was held in April 2001 at Madison Square Garden, but resulted in losses because of insufficient sponsorship and attendance. These Expos, however, placed the Company at the fulcrum of providers of music services, equipment and new technology, along with emerging digital music industry problems. Its founder, Steven Zuckerman is no longer an employee.

            No assurances could be given that the Company would successfully complete the above-described database developments, or its ongoing software development, or achieve the revenues sought from the described business plan. (See Note 9, describing the Company's plan for liquidation).

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

ITEM 2. CHANGES IN SECURITIES

            During the quarter ended September 30, 2000, investor Lawrence M. Powers sold 600,000 shares of SITI stock to his son, Barclay V. Powers for $0.125 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A. Exhibits

                     None

            B. Reports on Form 8-K

               There were no reports on Form 8-K filed during the six months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 14, 2001

                                 SITI-SITES.COM, INC.


                                 By  /s/ Lawrence M. Powers
                                   -------------------------------
                                   Lawrence M. Powers
                                   Chief Executive Officer and
                                   Chairman of the Board of Directors


                                 By  /s/ Robert Ingenito
                                   -------------------------------
                                   Robert Ingenito
                                   President and Vice-Chairman of the Board of
                                   Directors


                                 By  /s/ Toni Ann Tantillo
                                   -------------------------------
                                   Toni Ann Tantillo
                                   Chief Financial Officer,
                                   Vice President, Secretary and Treasurer