Form 10-Q
period 2001-12-31
SITI-SITES COM INC
filed 2002-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

                         Commission File Number 0-15596

                              SITI-SITES.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                   75-1940923
(State of incorporation)                   (I.R.S. Employer Identification No.)

115 Whitman Road, Yonkers, New York        10710
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

As of January 31, 2002, the registrant had outstanding approximately 20,017,000 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2000, (the "Form 10-K for 2000");
      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2001, (the "Form 10-K for 2001");
      (3) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2001 (the "Form 10-Q for 6/30/01");
      (4) Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2001 (the "Form 10-Q for 9/30/01");
      (5) Current Report to security holders on Form 8-K filed with the SEC on December 10, 2001 (the "Form 8-K for 12/10/01");

Such documents are referred to in this Quarterly Report on Form 10-Q in several places.

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                DECEMBER 31, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Recent Events...........................................................    1

Statement of Net Assets in Liquidation and Balance Sheet................    2

Statements of Operations and Comprehensive Loss.........................    3

Statements of Cash Flows................................................    4

Notes to Condensed Financial Statements.................................    5

Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................   11

PART II.  OTHER INFORMATION.............................................   14

Item 1. Legal Proceedings ..............................................   14

Item 2. Changes in Securities ..........................................   14

Item 6. Exhibits and Reports on Form 8-K................................   14

RECENT EVENTS

      Siti-Sites.com, Inc., a Delaware corporation, and its various divisions (referred to collectively as "SITI" or the "Company") operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who are its primary investors, intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company has commenced procedures to liquidate in an orderly manner.

      Liquidation. The previously announced liquidation of the Company's assets was brought to conclusion in December, 2001. The Company's only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold off expeditiously, and all employees were terminated in November. A team of two software consultants were paid in December and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. All three consultants have worked for the Company during previous months, and could be helpful in enabling the Company to realize any near-term value in such system. However, complications in completing the software have resulted in management terminating these consulting relationships for the time being, with a view to restarting them, if possible, when specific marketing opportunities present themselves. The Company has shut down all of its websites effective February 1, 2002.

      As a result of the termination of all operating employees, President Robert Ingenito and Executive Vice-President John Iannitto resigned to pursue their other business interests, but Mr. Ingenito remains a director of the Company. Messrs. Ingenito, Iannitto, and Chairman/CEO Lawrence M. Powers each purchased excess furniture and equipment from the Company for a total of approximately $19,000, at itemized prices which were no less than could be obtained by the Company on an arms-length basis from third parties. The balance of the furniture was sold to an unrelated third party for approximately $4,000.

      Financing. The Company required a small financing to complete its employee terminations, asset liquidation and provide for ongoing corporate expenses. Major investors in the Company provided $110,000 in equity funds, purchasing 4,400,000 shares of common stock at $.025 per share, in a private offering as of December 7, 2001.

      The Company's stock was trading at $.03 per share with nominal volume, during the seven-day offer/closing period. The shares sold to major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. There was also substantial business risk to the purchasers because the Company has no continuing operations and was being liquidated.

      The participating investors were Lawrence M. Powers, Robert Ingenito, John DiNozzi, John Iannitto, Steven E. Gross and Colvil Investments, in varying amounts parallel to their respective option holdings. Each purchasing investor was further required to surrender all of his outstanding options to purchase common stock of the Company, acquired in making each previous investment. These consisted of options for a total of 4,400,000 shares, previously exercisable at prices ranging from $.15 to $2.50 per share, and expiring between 2003 and 2006. All of such options are now cancelled and terminated, reducing all outstanding stock options by over 90%. This surrender and cancellation was intended to make future merger, sale or other business possibilities for the Company easier to achieve. The Company has options, previously held by employees in 1998 (before current major investors purchased control), which still remain outstanding, for the purchase of 415,577 shares, exercisable at prices ranging from $.35 to $2.15 per share, expiring between 2004 and 2006.

      The Company is seeking merger or sale possibilities with operating businesses who perceive value in its publicly traded corporate shell with 5,400 shareholders. Mr. Powers has been active in recent weeks developing contacts for possible merger or sale transactions. The Company has now been audited for the past four fiscal years, and has neither debt, nor material expenses or ongoing liabilities, except as required to preserve the corporate entity and make necessary SEC filings. There are approximately 20,017,000 shares of common stock now outstanding as a result of the recent financing described above.

PART I.  FINANCIAL INFORMATION
SITI-Sites.com, Inc.
(Amounts in thousands)

                                                                                          Balance
                                                                          Statement        Sheet
                                                                        of Net Assets      (Going
                                                                        in Liquidation    Concern
                                                                          December 31,     Basis)
                                                                             2001         March 31,
                                                                          (Unaudited)       2001
----------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                               $        92    $       326
  Marketable securities                                                            --            624
  Receivables and other assets                                                      7             25
                                                                          -----------    -----------
                  Total current assets                                             99            975
                                                                          -----------    -----------

Property and Equipment:
  Equipment, net of accumulated depreciation                                       --            121
  Artist Promotion System                                                          --             --
                                                                          -----------    -----------
Property and Equipment, net                                                        --            121
                                                                          -----------    -----------

Intangibles:
 Goodwill                                                                          --            289
  Less:  Accumulated amortization                                                  --           (289)
                                                                          -----------    -----------
Intangibles, net                                                                   --             --
                                                                          -----------    -----------

                  Total assets                                            $        99    $     1,096
                                                                          ===========    ===========

Liabilities and Stockholders' Equity:
Current Liabilities
  Accounts payable and accrued liabilities                                $        19    $       114
  Net liabilities of discontinued operation                                        16             79
                                                                          -----------    -----------
                  Total current liabilities                                        35            193
                                                                          -----------    -----------

                  Total liabilities                                                35            193
                                                                          -----------    -----------

Commitments and contingencies

Stockholders' Equity (Net Assets in Liquidation):
Preferred stock $.001 par value, 5,000 shares
authorized, respectively, and none issued and outstanding                          --             --

Common stock, $.001 par value, 35,000 shares authorized,
respectively, and 20,017 and 15,517  issued and outstanding,
respectively                                                                                      16
 Paid-in capital                                                                              77,486
 Accumulated deficit                                                                         (76,272)
                                                                                         -----------
                                                                                               1,230
 Treasury stock, 112 shares at cost                                                             (330)
 Accumulated Other Comprehensive Income                                            --              3
                                                                          -----------    -----------
                  Total stockholders' equity (Net Assets in Liquidation)           64            903
                                                                          -----------    -----------

Total liabilities and stockholders' equity                                $        99    $     1,096
                                                                          ===========    ===========

See accompanying notes to condensed financial statements

Statements of Operations and Comprehensive Loss
(Amounts in thousands, except per share amounts)
(Unaudited)

------------------------------------------------------

                                                         Three months ended                Nine months ended
                                                              December 31,                    December 31,
                                                        2001             2000             2001             2000
                                                   -------------    -------------    -------------    ------------
Revenues                                           $          --    $          --    $          --    $         --
                                                   -------------    -------------    -------------    ------------

Operating costs and expenses:
  Selling, general and administrative                        139              202              343             501
                                                   -------------    -------------    -------------    ------------
           Total operating costs and expenses                139              202              343             501
                                                   -------------    -------------    -------------    ------------

Operating loss                                              (139)            (202)            (343)           (501)
                                                   -------------    -------------    -------------    ------------

Other expense
  Loss on sale of equipment                                  (74)              --              (74)             --
  Impairment provision on assets                            (157)              --             (157)             --
  Other income                                                 1                8               19              54
                                                   -------------    -------------    -------------    ------------
Other expense, net                                          (230)               8             (212)             54
                                                   -------------    -------------    -------------    ------------

Loss from continuing operations                             (369)            (194)            (555)           (447)

Loss from discontinued operations                           (173)            (250)            (604)           (914)
                                                   -------------    -------------    -------------    ------------

Net loss                                                    (542)            (444)          (1,159)         (1,361)

Other comprehensive gain (loss), net of tax                   --              (12)              (3)             14
                                                   -------------    -------------    -------------    ------------
Comprehensive loss                                 $        (542)   $        (432)   $      (1,162)   $     (1,347)
                                                   =============    =============    =============    ============

Basic and diluted loss per common share:
  Loss  from continuing operations                 $        (.02)   $        (.01)   $        (.03)   $       (.03)
  Loss from discontinued operations                         (.01)            (.02)            (.04)           (.07)
                                                   -------------    -------------    -------------    ------------
Net loss per common share                          $        (.03)   $        (.03)   $        (.07)   $       (.10)
                                                   =============    =============    =============    ============

Weighted average number of Common Shares used in
basic and diluted calculation                             16,055           15,057           15,697          13,586
                                                   =============    =============    =============    ============

Interim results are not indicative of the results expected for a full year. See accompanying notes to condensed financial statements.

Statements of Cash Flows
(Amounts in thousands)

                                                                           2001            2000
Nine months ended December 31,                                         (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                              $     (1,159)   $    (1,361)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on settlement                                                              --            (19)
Gain on sale of marketable securities                                           (5)           (14)
Depreciation and amortization                                                    8             70
Loss on sale of assets                                                          74             --
Impairment provision on assets                                                 157             --
Contribution of services by management                                          65             39
Compensation and consulting fees via stock and options                           8             13
Loss on discontinued operations                                                604            914
 (Increase) decrease in:
  Prepaid expenses                                                              12              1
  Receivables                                                                    6              1
  Increase (decrease) in:
  Accounts payable                                                              (5)            14
  Accrued liabilities                                                          (90)           (81)
                                                                      ---------------------------
Net cash used in continuing operations                                        (325)          (423)
Net cash used in discontinued operations                                      (510)          (661)
-------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (835)        (1,084)
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion Services                                   (157)            --
Proceeds from sale of marketable securities                                    626            950
Proceeds from sale of assets                                                    24             --
Purchase of marketable securities                                               --         (1,345)
Purchase of property and equipment                                              (2)           (38)
-------------------------------------------------------------------------------------------------
Net cash provided by (used in)  investing activities                           491           (433)
-------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                     110          1,150
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      110          1,150
-------------------------------------------------------------------------------------------------
Net  (decrease) increase in cash and cash equivalents                         (234)          (367)
Cash and cash equivalents, beginning of year                                   326            693
-------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                $         92    $       326
                                                                      ===========================

See accompanying notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation, and its various divisions (referred to collectively as "SITI" or the "Company") operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who are its primary investors, intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan.

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

      Liquidation - The Company has since liquidated in an orderly manner during the quarter ended December 31, 2001 by closing its office in New York City. The Company has not incurred any funded debt, and has minimal payables, thereby allowing its operations to be concluded and its obligations to be satisfied in a brief period of time. The Company's furniture and equipment were sold off and most employees were terminated in November, 2001. The Company retained two software consultants during December 2001 and January, 2002 to complete the Company's Artist Promotion System which they were unable to accomplish and management has decided not to fund the project. At this time, the Artist Promotion System is not fully operable and has been impaired as of December 31, 2001.

      Financing - The Company required a small financing to complete its employee terminations, asset liquidation and provide for ongoing corporate expenses. Major investors in the Company provided $110,000 in equity funds, purchasing 4,400,000 shares of common stock at $.025 per share, in a private offering as of December 7, 2001. Each purchasing investor was further required to surrender all of his outstanding options to purchase common stock of the Company, acquired on making each previous investment. These consisted of options for a total of 4,400,000 shares, previously exercisable at prices ranging from $.15 to $2.50 per share, and expiring between 2003 and 2006.

      The foregoing controls the following discussion of events during the third fiscal quarter ended December 31, 2001.

      (b)   CHANGE TO LIQUIDATION BASIS OF ACCOUNTING

      During the quarter ended December 31, 2001, the Corporation adopted the liquidation basis of accounting effective November 13, 2001. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

      The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the dissolution and liquidation of the Corporation. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

      Management currently estimates that the amount accrued at December 31, 2001 will be sufficient to allow for final dissolution.

      (c) RECENT HISTORY

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

      (d) DISCONTINUED OPERATIONS

      In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000 and $222,000, respectively, for the nine months ended December 31, 2001 and 2000.

      In November 2001, as a result of the Company's inability to complete the necessary software and marketing plans, the Company discontinued the remaining operations of the Hungry Bands and New Media Music. The divisions had losses of approximately $201,000 and $318,000 for Hungry Bands and $359,000 and $374,000 for

New Media Music, respectively, for the nine months ended December 31, 2001 and 2000. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior period's financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segments have been reflected as net assets or liabilities of discontinued operations. Net liabilities of the discontinued operations as of December 31, 2001 consisted of accrued expenses for New Media Music of approximately $16,000. The net assets for Hungry Bands and New Media Music as of December 31, 2000 consisted solely of cash in the amounts of approximately $1,000 and $5,000, respectively. The following table reflects the net assets as of December 31, 2000:

            New York Expo

                                                           As of
                                                     December 31, 2000
                                                   ----------------------
                                                        (Amounts in
                                                        thousands)
                   Cash                                     19
                   Prepaid expenses and other                6
                   Deferred Income                         (19)
                                                   ----------------------
                                   Total                     6
                                                   ======================

      Operating results from discontinued operations are as follows:

            New York Expo

                   For the nine months ended, December 31,                    2001         2000
                                                                            ----------------------
                                                                            (Amounts in thousands)
                   Revenues                                                 $    --       $     --
                                                                            ----------------------

                   Operating costs and expenses:
                      Cost of Sales                                              44             15
                      Selling, general and administrative expenses               --            207
                                                                            ----------------------
                                    Total operating costs and expenses           44            222
                                                                            ----------------------
                   Operating Loss                                               (44)          (222)
                   Other income and (expenses)                                   --             --
                                                                            ----------------------
                   Loss from discontinued operations                        $   (44)      $   (222)
                                                                            ======================

         Hungry Bands

                   For the nine months ended, December 31,                    2001         2000
                                                                            ----------------------
                                                                            (Amounts in thousands)
                   Revenues                                                 $    --       $      1
                                                                            ----------------------

                   Operating costs and expenses:
                      Cost of Sales                                              --             --
                      Selling, general and administrative expenses              201            319
                                                                            ----------------------
                                    Total operating costs and expenses          201            319
                                                                            ----------------------
                   Operating Loss                                              (201)          (318)
                   Other income and (expenses)                                   --             --
                                                                            ----------------------
                   Loss from discontinued operations                        $  (201)      $   (318)
                                                                            ======================

         New Media Music

                   For the nine months ended, December 31,                    2001         2000
                                                                            ----------------------
                                                                            (Amounts in thousands)
                   Revenues                                                 $    --       $     --
                                                                            ----------------------

                   Operating costs and expenses:
                      Cost of Sales                                              --             --
                      Selling, general and administrative expenses              359            374
                                                                            ----------------------
                                    Total operating costs and expenses          359            374
                                                                            ---------------------
                   Operating Loss                                              (359)          (374)
                   Other income and (expenses)                                   --             --
                                                                            ----------------------
                   Loss from discontinued operations                        $  (359)      $   (374)
                                                                            ======================

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

      (h) REVENUE RECOGNITION

      Revenues from CD sales were recognized upon shipment to the customer.

      (i) LOSS PER COMMON SHARE

      Loss per share for the three and nine months ended December 31, 2001 and 2000 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the quarters ended December 31, 2001 and 2000 are 16,055,000 and 15,057,000, respectively. For the nine months ended December 31, 2001 and 2000, the weighted average number of shares used in the computation of loss per share were 15,697,000 and 13,586,000, respectively.

      Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive.

      (j) PROPERTY AND EQUIPMENT

      Property and Equipment is recorded at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets of 3 to 7 years. During the quarter ended December 31, 2001, the Company considered the value of The Artist Promotion System impaired and sold its fixed assets as a result of management's liquidation plan, and as a result, recorded charges of approximately $157,000 and $74,000, respectively.

      (k) INTANGIBLES

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

      The web site development costs incurred during the nine months ended December 31, 2001 that were associated with the testing stage were capitalized and subsequently written down as a result of management's liquidation plan in the amount of approximately $157,000. The expenses associated with operating the website were expensed. Web site development costs incurred through December 31, 2000 were expensed and the Company had elected to not capitalize any previously eligible costs.

      (n) TERRORIST ATTACK OF SEPTEMBER 11, 2001

      Due to the Company's proximity to the terrorist attack on September 11, 2001 on the World Trade Center in New York City, the office was closed for one week. All costs related to this attack have been paid or accrued and have been included in operating costs and expenses for the nine months ended December 31, 2001. The Company filed an insurance claim and the amount of the expense recovery has been estimated at approximately $5,000.

      (o) SIGNIFICANT ESTIMATES

      The Company has adjusted all assets to their expected net realizable value on a liquidation basis based on management's best estimate. In addition, all liabilities expected to be incurred with respect to the discontinued operations have been accrued by management based on its estimates.

2. STATEMENT OF CASH FLOWS

                                                          Nine months ended
                                                             December 31,
                                                       -----------------------
                                                          2001         2000
                                                       -----------------------
                                                       (Amounts in thousands)
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                $     --      $     --
  Cash paid during the year for income taxes            $      8      $     10

Non-cash transactions:
  Contribution of salaries by management                $     65      $     39
  HungryBands                                           $     --      $     53
  Compensation and consulting fees via stock and
  options                                               $      8      $     13
  Gain on settlement                                    $     --      $    (19)
Non-cash transactions (discontinued operations):
  Contribution of salaries by management                $    131      $    161
  Compensation and consulting fees via stock and
  options                                               $     10      $     45

3. GOODWILL

      As a result of management's review of the carrying amount of goodwill, on March 31, 2001, the Company wrote off $134,000 of goodwill as a result of the losses associated with the 2001 Expo, the discontinuation of the New York Expo business segment, and the estimated future undiscounted cash flows associated with the remaining entities.

4. LICENSING AGREEMENTS

      Throughout the current and prior fiscal years, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal and are part of the Company's discontinued operations for the quarters and nine months ended December 31, 2001 and 2000, respectively.

5. SEGMENT INFORMATION

      As a result of discontinuing its operations, the Company has no reportable segments.

6. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      On May 1, 2000, the former officers of Tropia (Jonathan Blank, Ari Blank and Arjun Nayyer) entered into a settlement agreement with the Company in connection with various claims and their activities since their resignations during the third quarter of fiscal 2000. As a result of the agreement, all claims have been settled and they have returned an additional 50,000 shares to the Company resulting in an increase in treasury stock and a corresponding gain on litigation settlement of approximately $19,000. In addition, the former officers have waived any and all of their rights to the 158,333 escrowed shares related to the original acquisition of Tropia.

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

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

      Accounts payable and accrued liabilities were comprised of the following:

                                 December 31,        March 31,
                                     2001              2001
                                --------------------------------
                                     (Amounts in thousands)

Accrued audit and tax fees      $          --      $          60
Deferred rent                              --                  8
Accrued expenses and
   Accounts payable                        19                 46
                                -------------      -------------
                                $          19      $         114
                                =============      =============

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

OVERVIEW

      Reference is made herein to "Recent Events" in the forepart of this document.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the periods indicated.

                                                         Three months ended
                                                            December 31,
                                                       ---------------------
                                                        2001           2000
                                                       ---------------------
Continuing Operations:                                 (Amounts in thousands)
Revenues                                                   0               0
Operating costs and expenses:
Selling, general and administrative                      139             202

                                                       ---------------------
Total operating costs and expenses                       139             202
                                                       ---------------------

                                                       ---------------------
Operating loss                                         $(139)          $(202)
                                                       =====================

                                                         Nine months ended
                                                            December 31,
                                                       ---------------------
                                                        2001            2000
                                                       ---------------------
Continuing Operations:                                 (Amounts in thousands)
Revenues                                                   0               0
Operating costs and expenses:
Selling, general and administrative                      343             501

                                                       ---------------------
Total operating costs and expenses                       343             501
                                                       ---------------------

                                                       ---------------------
Operating loss                                         $(343)          $(501)
                                                       =====================

      CONSOLIDATED REVENUES

      For the three and nine months ended December 31, 2001 and 2000, there were no revenues.

      OPERATING COSTS AND EXPENSES

      For the quarter and nine months ended December 31, 2001, operating costs and expenses decreased approximately $63,000 or 31% and $158,000 or 32% as compared to the same period in the prior fiscal year primarily due to a decline in general and administrative expenses as well as an overall decline in corporate activity. For the nine months ended December 31, 2001, legal fees decreased approximately $60,000 as compared to the nine months ended December 31, 2000 as a result in a decline in general corporate organizational matters. Depreciation and amortization decreased approximately $24,000 or 96% and $61,000 or 88% for the three and nine months ended December 31, 2001 as a result of the write-off of goodwill in March 2001 and the disposition of assets during the current fiscal quarter. There was no amortization of goodwill for the current fiscal year. Accounting fees decreased approximately $9,000 or 57% and $34,000 or 57% for the quarter and nine months ended December 31, 2001 as compared to the same periods in the prior fiscal year as a result of decreased activity with the Company. Personnel and related expenses decreased approximately $45,000 or 52% and increased approximately $1,000 or 1%, respectively, for the three and nine months ended December 31, 2001 as compared to the three and nine months ended December 31, 2000 as a result of the termination of employees during the current fiscal year pursuant to the discontinuing of operations. (See "Recent Events"). The remaining decrease of approximately $2,000 for the nine months ended December 31, 2001 as compared to the nine months ended December 31, 2000 is directly related to the discontinuing of operations during the current fiscal year.

      OPERATING LOSS

      The Company experienced an operating loss of approximately $139,000 for the three months ended December 31, 2001 as compared to an operating loss of approximately $202,000 for the three months ended December 31, 2000. This decreased loss is directly related to decreased operating costs and expenses for the current fiscal quarter as compared to the quarter ended December 30, 2000 as a result of the liquidation.

      For the nine months ended December 31, 2001, the Company experienced an operating loss of approximately $343,000 as compared to an operating loss of $501,000 for the nine months ended December 31, 2000. This decreased loss is directly related to decreased operating costs and expenses for the current period as compared to the same period in the prior fiscal year as a result of the liquidation.

      OTHER INCOME AND EXPENSE

      Other expenses for the three and nine months ended December 31, 2001 totaled approximately $230,000 and $212,000, respectively, as compared to income of $8,000 and $54,000, respectively, in the prior fiscal year. This increase in expense is primarily due to the impairment provision on the Artist Promotion System and disposal of fixed assets during the current fiscal year.

      DISCONTINUED OPERATIONS

      During the three and nine months ended December 31, 2001, the Company experienced losses of approximately $173,000 and $604,000 associated with its discontinued operations. These costs were directly related to its Hungry Bands, New Media Music and New York Expo divisions.

      LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001 the Company had working capital of approximately $64,000. The Company's management believes that current cash resources will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures in the short-term and, as a result, began liquidation procedures during the current fiscal quarter. (See Notes 1 (a), describing the Company's plan for liquidation).

      Net cash used in operating activities for the nine months ended December 31, 2001 totaled approximately $835,000 as compared to $1,084,000 during the nine months ended December 31, 2000. The decline in the cash usage is directly associated with the overall decline in operating activities since the discontinuing of the Company's divisions.

      During the nine months ended December 31, 2001, the Company recorded approximately $491,000 in net cash provided by investing activities as a result of the sale of marketable securities offset by the capitalization of the Artist Promotion System which was subsequently written off as a result of the discontinuing of the Company's operations. During the nine months ended December 31, 2000, the Company recorded approximately $433,000 in net cash used by investing activities primarily due to the $1,345,000 purchase of marketable securities offset by the $950,000 proceeds from the sale of securities. Capital expenditures were approximately $2,000 and $38,000, respectively during the current fiscal year and the nine months ended December 31, 2000.

      As a result of the November 28, 2001 offer to key investors to assist in the financing of the Company's liquidation, the Company received approximately $110,000 from the issuance of common stock. As a result of the June 2000 stock purchase agreements, the Company received $1,150,000 from the issuance of common stock, resulting in total net cash provided by financing activities of $1,150,000 for the nine months ended December 31, 2000.

MANAGEMENT'S PREVIOUS PLAN

      The Company's previous business strategy in the music field was to build a database marketing operation, which rendered an array of specialized services to musical artists and their fans, at modest fees on a continuing basis. A major investor and member of senior management of the Company (Robert Ingenito) was highly experienced in database marketing techniques he developed and practiced successfully in several private and publicly owned businesses. This plan had been underway since January 2000 and major portions of the necessary software were completed and were in use. Portions of the artists' promotion services software, and the news content sharing software were still being revised, when management determined to liquidate in November, 2001. (See Note 1 (a), describing the Company's plan for liquidation).

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

      SITI had added a new streaming radio player to the existing embedded radio on its Tropia website, which played its emerging artists' music along with other content, in multiple streams by genre preference. These Internet streaming radio channels were expected to become bases for sale of promotional services for emerging artists, and product advertising across multiple listener preference communities.

      The implementation of the Company's previous business plan was also occurring, in part, through its www.NewMediaMusic.com newsletter, a free e-magazine in operation since 2000. It contained current new media music news (i.e. digital music coverage, analysis and interviews on key industry problems) and was seen by thousands of industry professionals, artists and fans regularly. E-mails from readers and other comments on this newsletter indicated that it was a respected source of news and analysis. Artists were being offered free subscriptions to this newsletter, and to a new weekly artist edition thereof, to encourage their future participation in promotional services, analysis of industry issues, and merchandising services to be made available to them, through the Company's band and fan registry. The software underlying the NewMediaMusic newsletter was revised for the addition of targeted, personalized information in each viewer's interest area, and the newsletter services and archives were expected to become additional revenue sources to SITI through syndication to product marketers, service charges and advertising revenues. This e-magazine in business, artist, fan and special market editions was to provide increasingly focused information, and linkages for the Company's database of artists, fans and affiliated websites in the music field.

      The initial source for these emerging artists were the Company's www.Tropia.com and www.HungryBands.com music websites which played and sold CDs and MP3 downloads. Additional groups of artists and fans were expected to be added to SITI's music websites, or solely to its artist communication database, from other established music websites or artist services websites. The Company was attracting a growing supply of music news and information from many sources to enhance its database, but was consuming its available capital as well.

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

      No assurances could be given that the Company would successfully complete the above-described database developments, or its ongoing software development, or achieve the revenues sought from the described business plan and by November, 2001 all available capital had been consumed. (See Note 1, describing the Company's plan for liquidation).

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

ITEM 2. CHANGES IN SECURITIES

      As a result of the November 28, 2001 offer to key investors, the following shares were purchased at $.025 per share:

             Lawrence M. Powers - 1,700,000 shares;
             Robert Ingenito and John DiNozzi, collectively - 1,300,000 shares; John Iannitto - 700,000 shares;
             Steven E. Gross - 500,000 shares; and
             Colvil Investments - 200,000 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            A. Exhibits

               None

            B. On December 10, 2001, the Company filed a Current Form on Form 8-K announcing at "Item 2 - Acquisition or Disposition of Assets", the liquidation of SITI-Sites.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 14, 2002

                                SITI-SITES.COM, INC.


                                By  /s/   Lawrence M. Powers
                                  ---------------------------------------------
                                    Lawrence M. Powers
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors

                                By  /s/   Toni Ann Tantillo
                                  ---------------------------------------------
                                    Toni Ann Tantillo
                                    Chief Financial Officer,
                                    Vice President, Secretary and Treasurer