Form 10-K
period 2002-03-31
SITI-SITES COM INC
filed 2002-06-28
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2002
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 14, 2002 was approximately $976,219 based on the last price at which the Common Stock was sold on June 14, 2002 of $.17 as reported by the National Quotation Bureau. 20,118,178 shares of Common Stock were outstanding as of June 14, 2002.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

      (2) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 2000 (the "Form 10-Q for 12/31/00");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2000 (the "Form 10-K for 2000");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 1999, as amended by Amendment No. 1 on Form 10-K/A (collectively, the "Form 10-K for 1999");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 1999 (the "Form 10-Q for 12/31/99");

      (6) Definitive Proxy Statement on Schedule 14A relating to the Company's Annual Meeting on December 14, 1999 (the "Proxy Statement as of 12/14/99");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places.

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2002

           PART I                                                           PAGE
                                                                            ----
ITEM 1.    BUSINESS                                                            1
ITEM 2.    PROPERTIES                                                          4

ITEM 3.    LEGAL PROCEEDINGS                                                   4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF                                  4
           SECURITY HOLDERS

           PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK                                5
           AND RELATED STOCKHOLDER MATTERS

ITEM 6.    SELECTED FINANCIAL DATA                                             7

ITEM 7.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                           7

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                              13
ITEM 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA                                                 13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE                                               13

           PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
           THE REGISTRANT                                                     14

ITEM 11.   EXECUTIVE COMPENSATION                                             15

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT                                   18

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS                                                       19

           PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS
           SCHEDULES AND REPORTS ON FORM 8-K                                  20

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

                                     PART I

ITEM 1. BUSINESS

Introduction

      Siti-Sites.com, Inc., a Delaware corporation, and its various divisions (referred to collectively as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who were its primary investors (investing approximately $4.1 million 1998-2002), intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company then commenced procedures to prepare to liquidate its assets.

      Liquidation. The Company's only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold off expeditiously, and all employees were terminated in November, 2001. A team of two software consultants were paid in December and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. All three consultants had worked for the Company during previous months, and could be helpful in enabling the Company to realize any near-term value in such system. However, complications in completing the software resulted in management terminating these consulting relationships, with a view to restarting them, if possible, when specific marketing or sale opportunities present themselves. The Company shut down all of its websites effective February 1, 2002.

      In connection with the liquidation , the Company adopted the liquidation basis of accounting effective January 1, 2002, whereby assets are valued at their estimated realizable cash value and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of the Company's assets (other than cash) and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value. Claims, liabilities and future expenses for operations (including salaries, payroll taxes, professional fees and miscellaneous office expense), although declining in the aggregate, will continue to be incurred.

      As a result of the termination of all non-essential employees, President Robert Ingenito and Executive Vice-President John Iannitto resigned to pursue their other business interests, but Mr. Ingenito remains a director of the Company. Messrs. Ingenito, Iannitto, and Chairman/CEO Lawrence M. Powers each purchased excess furniture and equipment from the Company for a total of approximately $19,000, at itemized prices which were no less than could be obtained by the Company on an arms-length basis from third parties. The balance of the furniture was sold to an unrelated third party for approximately $5,000.

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

      In calendar 2002, the Company has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Mr. Powers has been active in recent months developing contacts for possible merger or sale transactions in which the Company or a subsidiary formed for such purpose would become affiliated with an operating business seeking to be publicly traded. The Company has neither debt, nor material expenses or material ongoing liabilities, except as required to preserve the corporate entity and make necessary SEC filings. There are 20,118,178 shares of common stock now outstanding as a result of the recent financing described above.

Management Background - 2002

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell corporation (1978) with few assets, which he reorganized with other investors, becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (44 plants) since his retirement. He remained on the board until 1995, and is still a substantial securities holder of Spartech. The core management team he previously assembled at Spartech Corporation has remained in place, building it to its present value.

Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested $2,750,000 in SITI equity.

      Toni Ann Tantillo is Chief Financial Officer, Vice President, Secretary and Treasurer for the Company. She has served as the Company's Chief Financial Officer since December 1999. Prior to her election, she worked as an independent consultant to SITI after the change of control in December 1998. She was the Controller of SITI from 1995 to December 1998, when such change of control occurred. Ms. Tantillo, a Certified Public Accountant, was educated at Iona College in New Rochelle, New York.

Employees and Consultants

      As of May 22, 2002, the Company had 1 employee in operations and general administration. SITI executive, Mr. Powers, has been working without cash compensation since 1998 and, will continue to do so for at least the year ended March 31, 2003. Former executives, Mr. Ingenito and Iannitto, received stock and options for their services over the past fiscal year. (See "Item 11. - Executive Compensation - Employment Agreements.") The Company has recorded an administrative expense and a capital contribution of $227,000 to account for the value of these services provided by executive management of the Company during the year ended March 31, 2002. None of the Company's employees were represented by any collective bargaining unit, 1998-2002. The Company believes that its relations with its past and present employees, consultants and agents are good.

Risk Factors

      The Company's plan is to continue to conclude its past business activities and to seek a merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation.

      Risk factors may affect the Company's liquidation of the current business assets and affect opportunities to merge or sell to other operating businesses. In addition to the other information in this Annual Report on Form10-K, and the risk factors listed in the Forms10-K for 1999, 2000 and 2001, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed, because the operating businesses will be in different areas from the Internet music business described in prior Forms10-K.

      Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

      As part of the Company's business strategy, the Company is seeking by merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation. The Company has no current agreements or commitments with respect to any merger or acquisition transactions and there can be no assurance that the Company will enter into any such agreements or commitments. In the event of such future transactions, the Company will (i) issue equity securities that would dilute current stockholders' percentage ownership in the Company very substantially because the owners of the operating business will require full control of the Company or subsidiary used in the transaction; (ii) probably will incur substantial debt; or (iii) assume contingent liabilities. Such actions could cause the Company's operating results or the price of the Company's common stock to decline. In addition, the Company may not be able to successfully integrate any businesses, products, technologies or personnel that may thus be acquired in the future. The only certainty in any such transaction is that the shareholders of the Company will own only a minor portion of the operating business thus acquired, new management will operate such business and it will be an entirely different operation from that described in prior Forms10-K filed by SITI.

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the nine months ended December 31, 2002. If shareholder Powers remains satisfied with the search for mergers or sales transactions described above, and now in process, he presently intends to invest the amounts necessary to continue such efforts in fiscal 2003.

      Market Listing; Volatility of Stock Price

      The Company's common stock has been traded on the OTC Bulletin Board and there are approximately 3.5 million shares in the "public float" for trading purposes. The market for the Company's common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained particularly with the Company's future direction by merger or sale, with an as yet unknown operating business, remaining uncertain. Further, the market price of the Company's common stock may be highly volatile based on quarterly variations in operating results, acquisitions by the Company, investment or other losses, announcements of technological innovations or new products by the Company or its competitors, or other events or factors.

ITEM 2. PROPERTIES

      During the first nine months of the fiscal year 2002, the Company's headquarters occupied some 2,500 square feet of office space in an office building located at Broadway and Houston Street in New York, New York. The Company amicably terminated its lease and vacated the New York City premises in December, 2001. During the last fiscal quarter of the current fiscal year, management has operated the Company's administrative business out of their personal offices, and finds the present arrangements sufficient. As a result of the use of personal offices, the Company recorded a charge of $15,000 to rent and paid in capital for the fiscal year ended March 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the Company is making creditor claims in such proceeding which have been rejected by the trustee therein and will require a trial. There is little likelihood of any material recovery.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company, par value $0.001 per share (the "Common Stock"), was traded in the NASDAQ System from 1987 through April, 1995. NASDAQ delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria in April, 1995 as it went into reorganization. The stock is currently being traded on the NASD OTC Bulletin Board under the symbol SITN.OB. There are currently 9 registered market makers for the Common Stock.

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN.OB" in January, 2000. The range of high and low closing bid prices for the Common Stock for the fiscal years 2002 and 2001 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                             2002                                      2001
                          Low    High                               Low    High
First Quarter (6/01)    $0.07   $0.12     First Quarter (6/00)    $0.13   $0.69
Second Quarter (9/01)    0.06    0.11     Second Quarter (9/00)    0.16    0.25
Third Quarter (12/01)    0.01    0.06     Third Quarter (12/00)    0.11    0.19
Fourth Quarter (3/02)    0.01    0.04     Fourth Quarter (3/01)    0.09    0.15

      On June 14, 2002, the last reported bid and ask prices of the Common Stock were $.15 and $.22, respectively.

      As of June 14, 2002 there were approximately 5,400 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2002, 2001 and 2000 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

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

      As a result of the November 28, 2001 offer to key investors, the following shares were purchased at $.025 per share :

              Lawrence M. Powers - 850,000 shares;
              Barclay V. Powers - 850,000 shares;
              Robert Ingenito and John DiNozzi, collectively - 1,300,000 shares; John Iannitto - 700,000 shares;
              Steven E. Gross - 500,000 shares; and
              Colvil Investments - 200,000 shares.

      All of the shares of Common Stock issued by the Company during the 2000, 2001 and 2002 fiscal years as described above and in the referenced Form 10-K for 1999 and the Form 10-Q for 12/31/00, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment, and each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6. SELECTED FINANCIAL DATA

      The following table presents selected financial information relating to the financial condition and results of continuing and discontinued operations of the Company and should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. Effective January 1, 2002, the Company adopted the liquidation basis of accounting and as a result the selected financial data from fiscal 2002 only reflects operating activity through December 31, 2001.

                     CONTINUING AND DISCONTINUED OPERATIONS

                                                                  For the Years Ended March 31,
                                            --------------------------------------------------------------------------
                                             Nine months        2001           2000            1999           1998
                                                ended
                                             December 31,
                                                 2001
----------------------------------------------------------------------------------------------------------------------
                                   (Amounts in thousands, except per share amounts)
Summary of Operations:
Total revenues of continuing operations             0              0              0              0              0
Loss from continuing operations                  (555)          (721)        (1,248)          (484)            --
Loss from continuing operations per
common share                                    (0.03)         (0.05)         (0.15)         (0.15)            --
Net income (loss) from continuing and
discontinued operations                        (1,159)        (2,002)        (1,708)        (1,804)        (3,077)
Net income (loss) per share from
continuing and discontinued operations          (0.07)         (0.14)         (0.20)         (0.56)         (2.33)
Weighted average common
  Shares outstanding                           15,697         14,024          8,622          3,200          1,325

Summary of Financial Position:
Total assets                                       99          1,090          1,532          1,030          1,600
Long-term debt                                     --             --             --             --             --
Stockholders' equity                               64            903          1,371            887            678

Dividends per share                              None           None           None           None           None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and 1998 Change of Control

      SITI has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. The Company was an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. The Company intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promoted and marketed the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As of December 31, 2001, the Company discontinued the operations of its New Media Music and HungryBands divisions because they were not viable businesses. As of March 31, 2001, the Company discontinued the operations of the New York Expo as a result of increased losses associated with the production of the Expo. In addition, during fiscal 2000, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. Such investment was written off at March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations.

      SITI's history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The current senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN.OB".

      In view of the Company's determination to seek other business opportunities to create shareholder value, the following information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis accounting effective January 1, 2002. The following information should also be read in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SUMMARY OF OPERATIONS: CONTINUING AND DISCONTINUED

      The following discussion relates to the Company's continuing operations prior to the decision to liquidate.

CONTINUING OPERATIONS

      The following table sets forth certain financial data for continuing operations for the periods indicated. During fiscal 2001 and 2002, the Company discontinued its New York Expo, HungryBands and New Media Music business segments. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior fiscal years' financial statements have been restated to reflect the discontinued operations. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

                                                       Years Ended March 31,
--------------------------------------------------------------------------------
  Continuing Operations:              Nine months       2001           2000
                                         ended
                                       December
                                       31, 2001
--------------------------------------------------------------------------------
                                               (Amounts in thousands)
Revenues                              $         0    $         0    $         0
                                      -----------    -----------    -----------

Operating costs and expenses:
Cost of sales                                  --             --             --

Impairment of goodwill                         --            134             --
Selling, general and administrative           343            668            791
                                      -----------    -----------    -----------
Total operating costs and expenses            343            802            791
                                      -----------    -----------    -----------

Operating loss                        $      (343)   $      (802)   $      (791)
                                      ===========    ===========    ===========

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      During the nine months ended December 31, 2001 and fiscal years ended March 31, 2001 and 2000, SITI's revenues were nominal.

OPERATING COSTS AND EXPENSES FROM CONTINUING OPERATIONS

Nine months ended December 31, 2001 (the last period in which the Company had operations). - During the nine months ended December 31, 2001, operating costs and expenses totaled approximately $343,000, of which $151,000 was personnel and related expenses. Rent totaled approximately $46,000 for the nine months ended December 31, 2001. Accounting expenses for the nine months ended December 31, 2001 amounted to $26,000 and there were no legal fees for the same period as a result of a decline in general corporate matters. The remaining operating costs of approximately $120,000 represented general costs to maintain the Company's office and fund its ongoing operations for the nine months ended December 31, 2001.

Year ended March 31, 2001 Compared to Year ended March 31, 2000. - For the fiscal year ended March 31, 2001 operating costs and expenses increased approximately $11,000 or 1% as compared to the fiscal year ended March 31, 2000 as a result of a $134,000 impairment of goodwill in fiscal 2001 offset by a $123,000 or 16% decrease in selling general and administrative expenses.

      The decrease in selling, general and administrative expenses of approximately $123,000 or 16% for the twelve months ended March 31, 2001 as compared to the same periods in the prior fiscal year is primarily due to declines of approximately $59,000 or 50% and $9,000 or 9%, respectively, in legal and accounting fees as a result of a decline in general corporate organizational matters. Rent and real estate taxes decreased approximately $29,000 or 62% for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000 as a result of the discontinuing of its operations. During the fiscal year ended March 31, 2000, the Company held its Annual Meeting of Stockholders which resulted in costs of approximately $202,000 for printing, mailing and transfer agent services. No meeting was held after that date because there were no organizational changes thereafter and management determined further meetings at high costs to be wasteful for a start-up business. Decreases listed above were partially offset by an increase in personnel and related expenses of approximately $43,000 or 36% for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000. Insurance expense increased approximately $39,000 or 975% for fiscal 2001 as compared to fiscal 2000. Outside services increased approximately $9,000 or 15% for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000. These increases in personnel and related expenses, insurance expense and outside services are due to the hiring of staff and officers to assist in the development of management's prior business plan. As a result of the Company's acquisitions during the 2000 fiscal year as well as the outfitting of offices, the Company recorded increased depreciation and amortization of approximately $17,000 or 23% for the fiscal 2001 year as compared to the fiscal year ended March 31, 2000. For the twelve months ended March 31, 2001, website expenses increased approximately $29,000 or 100% as compared to the same period in the prior fiscal year as a result of the Company's increased activity associated with its websites. The remaining increase of approximately $39,000 in selling, general and administrative expenses for the twelve months ended March 31, 2001 as compared to the prior fiscal year is due to expansion associated with management's prior business plan. The Company also wrote off goodwill of $134,000 which was considered impaired based on continuing negative cash flows for the remaining amortization period.

      For the fiscal year ended March 31, 2000, selling, general and administrative expenses consisted of approximately $121,000 in personnel and related expenses to hire officers and staff. Legal fees totaled approximately $119,000 for the twelve months ended March 31, 2000 resulting from corporate organizational matters and acquisition negotiations. For the fiscal year ended March 31, 2000, other expenses amounted to approximately $202,000 due to the printing, mailing and transfer agent costs associated with the annual meeting of the shareholders in December 1999, the first held since 1995. Outside services were approximately $60,000 for the twelve months ended March 31, 2000, primarily for accounting and other consultants before corporate offices were rented. For the twelve months ended March 31, 2000, accounting expenses totaled approximately $103,000 as a result of costs associated with the fiscal 1999 audit. As a result of SITI's move from executives' personal offices to an office in Manhattan in September 1999, the Company recorded approximately $47,000 in rent expense for the fiscal year ended March 31, 2000. SITI recognized approximately $75,000 in depreciation and amortization for the twelve months ended March 31, 2000 as a result of the acquisitions of Tropia Inc.,

HungryBands.com, NewMediaMusic.com and NewYorkExpo.com. For the twelve months ended March 31, 2000, SITI recognized approximately $34,000 in expenses for its transfer agent, public relations and costs of issuing press releases. The remaining $30,000 in operating costs and expenses relate to several costs associated in maintaining the office, such as telephone in the amount of approximately $9,000; office supplies in the amount of approximately $6,000; and various expenses totaling approximately $15,000.

OPERATING LOSS FROM CONTINUING OPERATIONS

      The Company's operating loss for the twelve months ended March 31, 2001 increased approximately $11,000 or 1% to $802,000 for the twelve months ended March 31, 2001 as compared to a $791,000 operating loss during the prior fiscal year. This increased loss is directly related to increased operating costs and expenses for the current fiscal year.

OTHER INCOME AND EXPENSE RELATED TO CONTINUING OPERATIONS

      Other expenses (net of income) decreased approximately $538,000 or 118% for fiscal 2001, as compared to fiscal 2000, primarily due to the $500,000 loss on the investment in EZCD the Company recorded during fiscal 2000. This decrease is further attributed to a $19,000 gain associated with a settlement agreement between the Company and former officers of Tropia as well as a $28,000 gain on the sale of marketable securities. These decreases were partially offset by a $10,000 or 24% decline in interest income for the fiscal year ended March 31, 2001 as compared to the fiscal year ended March 31, 2000. This decrease is directly related to decreased cash balances.

      For the fiscal year ended March 31, 2000, SITI recognized approximately $457,000 in other expenses primarily due to the $500,000 loss on the investment in EZCD. (See "Item 3. Legal Proceedings.") This loss was partially offset by interest income of $43,000. This interest income is a result of the investment of increased cash balances resulting from private placements during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2002 the Company had working capital of $11,000 as compared to $782,000 for the prior fiscal year. The $771,000 decline is primarily due to a decrease in the Company's cash balances offset by a decrease in payables and accrued expenses for the fiscal year ended March 31, 2002 as compared to the prior fiscal year. The increased working capital for the prior fiscal year was due to the several infusions of cash after the December, 1998 Change of Control transaction.

      Net cash used by operations decreased $535,000 for the nine months ended December 31, 2001 as compared to the twelve months ended March 31, 2001 as a result of the discontinuing of operations. Net cash used by operations increased $376,000 for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000 as a result of the Company experiencing an increase in operating loss of approximately $294,000. Net cash used by discontinued operations decreased approximately $303,000 for the nine months ended December 31, 2001 as compared to fiscal 2001. Also, net cash used by discontinued operations increased approximately $364,000 for the fiscal year ended March 31, 2001 as compared to fiscal 2000.

      Net cash used by investing activities decreased from $153,000 in fiscal 2001 to a $491,000 provision of cash for the nine months ended December 31, 2001 as a result of the sale of assets. Net cash used by investing activities decreased from a $1,082,000 for fiscal 2000 to $153,000 for the twelve months ended March 31, 2001 as compared to the prior fiscal year. This decrease is primarily due to the EZCD investment of $500,000 during the prior fiscal year. Also, during fiscal 2000, the Company purchased marketable securities totaling approximately $486,000. During the current fiscal year, the Company sold the securities as well as additional securities that it had purchased.

      The Company received approximately $1,750,000 from the proceeds of the financings. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters,") and certain options were exercised for an aggregate of approximately $12,000 during the fiscal year ended March 31, 2000. As a result of the June 2000 financings the company received approximately $1,150,000 in proceeds for the fiscal year ended March 31, 2001. Pursuant to the November 28, 2001 offer to key investors, the Company received approximately $110,000 for the issuance of common stock.

      Capital expenditures amounted to approximately $2,000, $47,000 and $119,000, respectively, for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 and March 31, 2000. Capital expenditures were for computer and office equipment, used in continuing operations.

      No assurances could be given that the Company would successfully complete the database developments, or its ongoing software development, or achieve the revenues sought from the former business plan. By November, 2001 all available capital had been consumed. (See Note 1, describing the Company's plan for liquidation of these operations). As a result, effective January 1, 2002, the Company adopted the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

      The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation's existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

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

OPERATING RESULTS FROM DISCONTINUED OPERATIONS

                                            Nine months
                                              ended      Year ended  Year ended
                                             December     March 31,   March 31,
                                             31, 2001       2001        2000
                                            -----------------------------------
Revenues                                        0              80            93
                                            -----------------------------------

Operating costs and expenses


     Cost of sales                             44             133            55

     Selling, general & administrative        560           1,228           571
                                            -----------------------------------

Total operating costs and expenses            604           1,361           626
                                            -----------------------------------


Operating income (loss)                      (604)         (1,281)         (533)


Other income and (expenses)                     0               0            73

                                            -----------------------------------

Income(loss) from discontinued operations    (604)         (1,281)         (460)
                                            ===================================

REVENUES FROM DISCONTINUED OPERATIONS

      During the nine months ended December 31, 2001, revenues from discontinued operations were nominal. During the fiscal year ended March 31, 2001, SITI's revenues from the discontinued operation were approximately $80,000 as compared to the same period in the prior fiscal year where SITI recorded gross revenues of approximately $93,000 from the March 2000 New York Expo sponsored by the Company. The $13,000 decline in revenues is due to decreased ticket sales and sponsorship associated with the April 21-22, 2001 Expo as compared to the March 2000 Expo.

OPERATING COSTS AND EXPENSES FROM DISCONTINUED OPERATIONS

      Operating costs and expenses from discontinued operations decreased approximately $757,000 or 56% for the nine months ended December 31, 2001 as compared to the fiscal year ended March 31, 2001 primarily due to a $668,000 or 54% decrease in selling, general and administrative expenses as well as a $89,000 or 67% decrease in cost of sales. During the fiscal year ended March 31, 2001, operating costs and expenses from discontinued operations increased approximately $735,000 or 117% as compared to the twelve months ended March 31, 2000. This increase is primarily due to a $78,000 or 142% increase in cost of sales and an increase of approximately $657,000 or 115% in selling, general and administrative expenses.

      The $89,000 or 67% decrease in cost of sales as of December 31, 2001 is directly related to the termination of the New York Expo in fiscal 2001. The increase of approximately $78,000 or 142% in cost of sales for the twelve months ended March 31, 2001 as compared to the twelve months ended March 31, 2000 is directly related to the increased costs associated in sponsoring the expanded New York Expo in 2001.

      The decrease in selling, general and administrative expenses for the nine months ended December 31, 2001 as compared to the twelve months ended March 31, 2001 is primarily due to the decrease in personnel and related expenses and outside services of approximately $461,000 or 55% and $52,000 or 36%, respectively. These decreases were primarily due to the termination of staff and consultants during the current fiscal year as a result of the discontinuing of the Company's operations. The remaining decline in selling, general and administrative expenses of approximately $155,000 is directly related to the discontinuing of the Company's divisions, termination of employees and liquidation of assets. The increase in selling, general and administrative expenses of approximately $657,000 or 115% for fiscal 2001 as compared to fiscal 2000 is primarily due to the $626,000 or 287% increase in personnel and related expenses. This increase is due to the hiring of staff and executives to assist in the production of the New York Expo. This increase was partially offset by a decrease in commissions of approximately $27,000 or 118% for the year ended March 31, 2001 as compared to the year ended March 31, 2000. Commissions declined as a direct result of the losses incurred in connection with the April 21-22, 2001 Expo. The remaining $58,000 increase in selling, general and administrative expenses for fiscal 2001 as compared to fiscal 2000 is primarily due to increased costs associated with operating the Company's prior divisions.

OPERATING LOSS FROM DISCONTINUED OPERATION

      For the fiscal period ended December 31, 2001, the Company's operating loss associated with its discontinued operations decreased approximately $677,000 or 53% as compared to fiscal 2001 due to decreased operating expenses offset by decreased revenues. For the fiscal year ended March 31, 2001, the Company's operating loss associated with its discontinued operations increased approximately $748,000 or 140% as compared to the same period in the prior fiscal year primarily due to the increased operating expenses and decreased revenues associated with its discontinued segments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company had no short-term investments as of March 31, 2002. Market risk relating to the Company's interest bearing cash equivalents held as of March 31, 2001 is considered to be immaterial.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

             Name           Age   Position with the Company

      Lawrence M. Powers    70    Chairman of the Board, Chief Executive Officer

      Barclay V.  Powers    39    Director

      Robert Ingenito       59    Director

      Toni Ann Tantillo     35    Chief Financial Officer, Vice President,
                                  Secretary and Treasurer

Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 70, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1 billion plastics manufacturing group operating 44 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at athe time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995, and is still a substantial securities holder of Spartech. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School. Mr. Powers is the father of Barclay V. Powers, a Director of the Company.

      Barclay V. Powers, 39, has served as a Director of the Company since 1999. He is a graduate of Columbia University, and was an executive associate for five years to the Chairman/CEO of Spartech, specializing in marketing projects, acquisitions and joint ventures. Since 1992 he has been an independent film producer, making and marketing documentaries and a feature film, all aimed at the college youth market. Barclay Powers is the son of Lawrence M. Powers, Chairman and CEO of the Company.

      Robert Ingenito, 59, has served as a Director of the Company since the change of control transaction in December, 1998. Mr. Ingenito was a founder and, since 1989, served as Chief Executive Officer of Access Communications and Access Direct, two established data service companies. Access Direct produces high volume, highly segmented mail correlated to its clients segmented databases; Access Communications produces critical documents from on-line transmissions from its clients and was sold in 1999. Prior to that, he was the President and a principal of Axciom Corporation (NYSE) when it went public in 1982. Axciom has become an $800 million database management firm, and purchased Access Communications in 1999.

      Toni Ann Tantillo, 35, has served as the Company's Chief Financial Officer, Vice President, Secretary and Treasurer since December 1999. Prior to her election, she worked as an independent consultant to SITI after the change of control in December 1998. From 1995 to December, 1998, Ms. Tantillo was the Asst. Controller and Controller of SITI. Ms. Tantillo, a Certified Public Accountant was educated at Iona College in New Rochelle, New York.

Compliance with Section 16 of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 2001 fiscal year, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid, or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2002, 2001 and 2000, who served as Chief Executive Officer, and during fiscal 1999, when he was Chief Executive Officer for three months; and four individuals who were among the highest paid employees for the fiscal year ended March 31, 2001. The table also includes two individuals who were among the highest paid employees for the 2000 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had one executive officer serving as such at the end of fiscal 2001 whose aggregate compensation exceeded $100,000. Note that Messrs. Powers, Ingenito and Iannitto were not paid any cash compensation in fiscal 2002, 2001 and 2000 and the amounts shown were waived and merely accrued by the Company (See Note 1 to table).

                           Summary Compensation Table

                                                                                   Long-Term Compensation Payouts
                                       Annual Compensation
                                                                        Grants & Awards

                                                                          Other       Restricted  Shares
Name and                                                                  Annual      Stock       Underlying   LTIP       All other
Principal Position               Year       Salary           Bonus        Comp.       Awards      Options      Payouts    Comp
------------------               ----       ------           -----        -----       ------      -------      -------    ----
Lawrence M. Powers               2002      125,000(1)          -0-          -0-          -0-          -0-          -0-          -0-
Chairman and Chief               2001      125,000(1)          -0-          -0-          -0-          -0-          -0-          -0-
Executive Officer                2000       75,000(1)          -0-          -0-          -0-          -0-          -0-          -0-

Robert Ingenito                  2002       67,333(1)          -0-          -0-          -0-          -0-          -0-          -0-
Director                         2001      100,000(1)          -0-          -0-          -0-          -0-          -0-          -0-
                                 2000       25,000(1)          -0-          -0-          -0-          -0-          -0-          -0-

John Iannitto                    2002       49,750(1)          -0-          -0-          -0-          -0-          -0-          -0-
Former Vice-President            2001       75,000(1)          -0-          -0-          -0-          -0-          -0-          -0-
                                 2000          -0-             -0-          -0-          -0-          -0-          -0-          -0-

Jon M. Gerber                    2002          -0-             -0-          -0-          -0-          -0-          -0-          -0-
Former Executive Vice-           2001          -0-             -0-          -0-          -0-          -0-          -0-          -0-
President, Secretary,            2000       59,231(2)          -0-          -0-          -0-          -0-          -0-          -0-
Treasurer and Director

Toni Ann Tantillo                2002       65,325             -0-          -0-          -0-          -0-          -0-          -0-
Chief Financial Officer,         2001       69,874           1,375(6)       -0-          -0-          -0-          -0-          -0-
Vice-President,                  2000       12,980(5)       14,100(3)    11,700(4)       -0-          -0-          -0-          -0-
Secretary and Treasurer

Theodore Mazola                  2002       60,729             -0-          -0-          -0-          -0-          -0-          -0-
Former Vice-President,           2001       68,000           2,000(6)       -0-          -0-          -0-          -0-          -0-
Technical Director               2000       22,231(5)          -0-          -0-          -0-          -0-          -0-          -0-

Steven Zuckerman                 2002        5,000(7)          -0-          -0-          -0-          -0-          -0-          -0-
Former Vice-President,           2001       68,000(7)       16,813(6)       -0-          -0-          -0-          -0-          -0-
Technical Director               2000       21,250(5)          -0-          -0-          -0-          -0-          -0-          -0-

Jonathan Blank                   2002          -0-             -0-          -0-          -0-          -0-          -0-          -0-
Former Chief Executive           2001          -0-             -0-          -0-          -0-          -0-          -0-          -0-
Officer - Tropia, Inc.           2000       17,500(5)          -0-          -0-          -0-          -0-          -0-          -0-

(1) Amounts include Mr. Powers', Mr. Ingenito's and Mr. Iannitto's contribution of services charged against earnings. No compensation was paid by the Company to Messrs. Powers, Ingenito or Iannitto with respect to these services during the fiscal year ended March 31, 2000. During fiscal 2001, Messrs. Ingenito and Iannitto received stock compensation valued at approximately $22,000 and $15,000, respectively. During fiscal 2002, Messrs. Ingenito and Iannitto received stock options for their services and approximately $9,000 and $6,000, respectively, was charged to compensation for these options. However, Mr. Powers did not receive any compensation for his services during fiscal 2002 and 2001.

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

(5) Represents partial year compensation based upon individual's election as officer. Mr. Blank left the Company in December, 1999.

(6) Represents the dollar value associated with a stock bonus granted based upon performance for the 2001 fiscal year.

(7) Mr. Zuckerman became a consultant in May, 2001 and his salary and bonus arrangements were terminated.

Option Grants in Last Year

      During fiscal 2002 options were granted to Mr. Ingenito and Mr. Iannitto pursuant to their Employment Agreement. However, pursuant to the November 28, 2001 offer to key investors, these options were cancelled. There were no options granted during the fiscal years ended March 31, 2001 and March 31, 2000.

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2002 fiscal year. Any options held by such individuals were purchased in connection with stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

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

      In connection with the ongoing services of Messrs. Ingenito and Iannitto, they have agreed that the Company will not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but will grant options and have granted shares as follows:

                           Fiscal 2001        Fiscal 2002
                           -----------        -----------

      Robert Ingenito      300,000 shares     Options to purchase 300,000 shares
                                              at $.50 per share, exercisable for
                                              five years (until 6/30/2006)

      John Iannitto        200,000 shares     Options to purchase 200,000 shares
                                              at $.50 per share, exercisable for
                                              five years (until 6/30/2006)

      However, as a result of their withdrawal as executives and their stock purchase on November 28, 2001, all options granted, or to be granted for the 2002 fiscal year, were cancelled. Mr. Powers does not expect to receive any cash compensation, stock or options for his services for such two fiscal years.

      At present, the Company does not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 7, 2002, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                   Shares of Common Stock     Beneficially Owned
Name of Owner                            Number                Percent of Class
--------------------------------------------------------------------------------

Lawrence M. Powers                      8,436,666(1)                 41.9%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito (former officer)        1,300,000(2)(4)               6.5%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers                       4,818,333                    24.0%
665 Walther Way
Los Angeles, CA 90049

John Iannitto (former officer)          1,900,000(3)(4)(5)            9.4%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Ronald J. Palumberi                     2,166,667(7)                 10.8%
9 Sandpiper Court
Shoreham, NY 11786

Toni Ann Tantillo                          55,834                       *
115 Whitman Road
Yonkers, NY 10710

Theodore Mazola (former officer)          300,000                     1.5%
36 Fieldway Avenue
Staten Island, NY 10308

Steven Zuckerman (former officer)         200,000                     1.0%
519 Bloomfield Avenue
Apt #6G
Caldwell, NJ

Jonathan Blank (former officer)            16,546                       *
4239 Coolidge Avenue
Los Angeles, CA 90066

Current Directors and                   9,792,500(6)                 48.7%
Executive Officers as a
Group (3 persons):

----------------------

* Less than 1%

(1) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares and options held by Mr. Lawrence Powers also include 4,818,333 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting or investment power therein.

(2) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares held by Mr. Ingenito also include 650,000 shares held by John DiNozzi.

(3) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors.

(4) Does not include options payable under their employment arrangements for fiscal 2002. (See "Item 11. - Executive Compensation - Employment Agreements.")

(5) Consists solely of shares held by RSI Marketing, a sole proprietorship owned by John Iannitto. All options were cancelled pursuant to the November 28, 2001 offer to key investors.

(6) Consists solely of shares.

(7) Consists solely of shares purchased from Robert Ingenito and John Dinozzi..

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

      10.15 Purchase Agreement-2 dated January 3, 2000, among the Company and Theodore Mazola and Steven Zuckerman(7)

      10.16 Letter Agreement dated January 3, 2000, executed by New York Music Expo, Inc. in favor of the Company(7)

      10.17 Settlement Agreement Dated May 1, 2000 Among the Company and Jonathan Blank, Ari Blank and Arjun Nayyer (2)

      10.18 Stock Purchase Agreement dated June 8, 2000 (Powers, Ingenito and Iannitto) (2)

      10.19 Employment Arrangements Agreement dated June 12, 2000 Entered Into Between the Company and Messrs. Robert Ingenito and John Iannitto
            (2)

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

      (6) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

      (7) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.

(b)   Reports on Form 8-K:

      There were no reports filed on Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SITI-SITES.COM, INC.

Dated:  June 28, 2002         By    /s/ Toni Ann Tantillo
                                    -------------------------------------------
                                        Toni Ann Tantillo
                                      (Chief Financial Officer, Vice President,
                                              Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 28, 2002         By    /s/ Lawrence M. Powers
                                    --------------------------------------------
                                                  Lawrence M. Powers
                                            (Chief Executive Officer and
                                         Chairman of the Board of Directors)

Dated:  June 28, 2002         By    /s/ Robert Ingenito
                                    --------------------------------------------
                                                   Robert Ingenito
                                                      (Director)

Dated:  June 28, 2002         By    /s/ Barclay V. Powers
                                    --------------------------------------------
                                                  Barclay V. Powers
                                                      (Director)

                       SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements
                        And Financial Statement Schedule

Report of Independent Certified Public Accountants                           F-2

Report of Independent Certified Public Accountants                           F-3

Statement of Assets in Liquidation as of March 31, 2002 and Balance
Sheet (Going Concern) as of March 31, 2001                                   F-4

Statement of Changes in Net Assets in Liquidation for the Three Months
ended March 31, 2002                                                         F-5

Consolidated Financial Statements For the Nine Months ended December
31, 2001 and Years Ended March 31, 2001 and 2000 (Going Concern Basis) Consolidated Statements of Operations and Comprehensive Loss For the
Nine Months ended December 31, 2001 and years ended March 31, 2001
and 2000 (Going Concern Basis)                                               F-6

Consolidated Statements of Stockholders' Equity For the Nine Months
ended December 31, 2001 and Years ended March 31, 2001 and 2000
(Going Concern Basis)                                                        F-7

Consolidated Statements of Cash Flows For the Nine Months ended
December 31, 2001 and Years ended March 31, 2001 and 2000 (Going
Concern Basis)                                                               F-8

Notes to Consolidated Financial Statements                            F-9 - F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Siti-Sites.com,Inc.
Yonkers, New York

We have audited the accompanying consolidated balance sheet of Siti-Sites.com, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended, and the statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from April 1, 2001 to December 31, 2001. In addition, we have audited the accompanying statement of net assets in liquidation as of March 31, 2002, and the related statement of changes in net assets in liquidation for the period from January 1, 2002 to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1a to the financial statements, the stockholders of the Company approved a plan of liquidation and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to December 31, 2001 from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siti-Sites.com, Inc. and subsidiary as of March 31, 2001, the results of its operations and its cash flows for the year then ended and for the period from April 1, 2001 to December 31, 2001, its net assets in liquidation as of March 31, 2002, and the changes in its net assets in liquidation for the period from January 1, 2002 to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
White Plains, New York
May 21, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of SITI-Sites.com, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended March 31, 2000 of SITI-Sites.com, Inc and subsidiary ("The Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended March 31, 2000 of SITI-Sites.com, Inc. and subsidiary, in conformity with accounting principles generally accepted in the United States of America.

EDWARD ISAACS & COMPANY LLP
White Plains, New York
May 25, 2000

SITI-Sites.com, Inc.
(Amounts in thousands)

                                                                 Statement of Net    Balance Sheet
                                                                    Assets in       (Going Concern
                                                                 Liquidation March   Basis) March
                                                                     31, 2002          31, 2001
--------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                       $           39    $          320
  Marketable securities                                                       --               624
  Receivables and other assets                                                 4                25
                                                                  --------------    --------------
         Total current assets
                                                                              43               969
                                                                  --------------    --------------

Property and Equipment, net                                                   --               121
                                                                  --------------    --------------

Intangibles:
     Goodwill                                                                 --               289
      Less:  Accumulated amortization                                         --              (289)
                                                                  --------------    --------------
Intangibles, net                                                              --                --
                                                                  --------------    --------------

         Total assets                                             $           43    $        1,090
                                                                  ==============    ==============

Liabilities and Stockholders' Equity:
Current Liabilities
  Accounts payable and accrued liabilities                        $           32    $           81
  Net liabilities of discontinued operation                                   --               106
                                                                  --------------    --------------
         Total current liabilities                                            32               187
                                                                  --------------    --------------

         Total liabilities                                                    32               187
                                                                  --------------    --------------

Commitments and contingencies

Stockholders' Equity: (Net Assets in Liquidation)
Preferred stock $.001 par value, 5,000
shares authorized and none issued and outstanding                             --                --
Common stock, $.001 par value, 35,000 shares  authorized,
respectively, and 20,118 and 15,517, issued and outstanding,
respectively                                                                                    16
 Paid-in capital                                                                            77,486
 Accumulated deficit                                                                       (76,272)
                                                                  --------------    --------------

                                                                                             1,230
 Treasury stock, 112 shares at cost, respectively                                             (330)
 Accumulated Other Comprehensive Income                                                          3
                                                                  --------------    --------------
         Total stockholders' equity (Net Assets in Liquidation)               11               903
                                                                  --------------    --------------

Total liabilities and stockholders' equity                        $           43    $        1,090
                                                                  ==============    ==============

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation
Three months ended March 31, 2002
(Amounts in thousands)

Net assets in liquidation at January 1, 2002         $  64
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated
costs                                                 (110)
     Issuance of common stock                            3
     Contribution of management's sevices and rent      46
     Insurance recovery from World Trade Center
          attack                                         8
                                                     -----
Net assets in liquidation at March 31, 2002          $  11
                                                     =====

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statements of Operations and Comprehensive Loss (Going Concern Basis) For the nine months ended December 31, 2001 and the years ended
March 31, 2001 and 2000
(Amounts in thousands, except per share amounts)

                                                          Nine months        Year ended        Year ended
                                                                ended         March 31,         March 31,
                                                             December              2001              2000
                                                             31, 2001
---------------------------------------------------------------------------------------------------------
  Revenues                                             $           --    $           --    $           --
                                                       --------------    --------------    --------------

Operating costs and expenses:
  Impairment of goodwill                                           --               134                --
  Selling, general and administrative expenses                    343               668               791
                                                       --------------    --------------    --------------
           Total operating costs and expenses                     343               802               791
                                                       --------------    --------------    --------------

Operating loss                                                   (343)             (802)             (791)
                                                       --------------    --------------    --------------

Other income (expense):
   Interest income                                                 --                32                42
   Gain on litigation settlement                                   --                19                 1
   Gain on sale of marketable securities                           --                28                --
   Impairment provision on assets                                (157)               --                --
   Loss on disposal of equipment                                  (74)               --                --
   Other income                                                    19                 2                --
   Loss on investment in Volatile Media (EZCD.com)                 --                --              (500)
                                                       --------------    --------------    --------------
   Total other income (expense), net                             (212)               81              (457)
                                                       --------------    --------------    --------------
Loss from continuing operations                                  (555)             (721)           (1,248)
                                                       --------------    --------------    --------------

Discontinued operations:
   Income from discontinued operations                             --                --                65
   Loss from discontinued operations - all divisions             (604)           (1,281)             (525)
                                                       --------------    --------------    --------------
 Loss from discontinued operations                               (604)           (1,281)             (460)
                                                       --------------    --------------    --------------

Net loss                                               $       (1,159)   $       (2,002)   $       (1,708)
   Other Comprehensive Income (Loss), net                          (3)               (1)                4
                                                       --------------    --------------    --------------
Comprehensive loss                                     $       (1,162)   $       (2,003)   $       (1,704)
                                                       ==============    ==============    ==============

Basic and diluted loss per common share:
   Loss  from continuing operations                    $         (.03)   $         (.05)   $         (.15)
   Loss from discontinued operations                             (.04)             (.09)             (.05)
                                                       --------------    --------------    --------------
Net loss per common share                              $         (.07)   $         (.14)   $         (.20)
                                                       ==============    ==============    ==============
Weighted Average Number of Common Shares used in
basic and diluted calculation (see note 1 (i) to
financial statements)                                          15,697            14,024             8,622
                                                       ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Going Concern Basis) (Amounts in thousands)

                                        Class A Convertible                                      Treasury
                                          Preferred Stock    Common Stock                          Stock
                                        ------------------- --------------                     -------------
                                                                                                              Accumulated
                                                                           Paid-in  Accumulated                  Other
                                         Shares       $     Shares     $   Capital   Deficit   Shares    $    Comprehensive  Total
                                                                                                                 Income
                                        --------  --------  -------  ----- -------   --------  ------  -----  ------------- -------

                                        --------  --------  -------  ----- -------   --------  ------  -----  ------------- -------
Balance, March 31, 1999                       --  $     --    7,904  $   8 $73,752   $(72,562)     62  $(311)        $  --  $   887

Net loss                                      --        --       --     --      --     (1,708)     --     --            --   (1,708)
Issuance of common stock and options          --        --    1,908      2   2,048         --      --     --            --    2,050
Unrealized gain on marketable securities      --        --       --     --      --         --      --     --             4        4
Contribution of services by management        --        --       --     --     113         --      --     --            --      113
Contribution of rent by management                                              25                                               25

                                        --------  --------  -------  ----- -------   --------  ------  -----  ------------- -------
Balance, March 31, 2000                       --  $     --    9,812  $  10 $75,938   $(74,270)     62  $(311)        $   4  $ 1,371

Net loss                                      --        --       --     --      --     (2,002)     --     --            --   (2,002)
Issuance of common stock                      --        --    5,705      6   1,280         --      --     --            --    1,286
Unrealized gain on marketable securities      --        --       --     --      --         --      --     --            (1)      (1)
Contribution of services by management        --        --       --     --     268         --      --     --            --      268
Settlement agreement                                                                               60    (19)                   (19)
                                        --------  --------  -------  ----- -------   --------  ------  -----  ------------- -------
Balance, March 31, 2001                       --  $     --   15,517  $  16 $77,486   $(76,272)    112  $(330)        $   3  $   903

Net loss                                      --        --       --     --      --     (1,159)     --     --            --   (1,159)
Issuance of common stock                      --        --    4,501      4     123         --      --     --            --      127
Unrealized gain on marketable securities      --        --       --     --      --         --      --     --            (3)      (3)
Contribution of services by management        --        --       --     --     196         --      --     --            --      196
                                        --------  --------  -------  ----- -------   --------  ------  -----  ------------- -------
Balance,December 31, 2001                     --  $     --   20,018  $  20 $77,805   $(77,431)    112  $(330)        $  --  $    64
                                        ========  ========  =======  ===== =======   ========  ======  =====  ============= =======

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Going Concern Basis)
Nine months ended December 31, 2001 and the years ended March 31, 2001 and 2000 (Amounts in thousands)

                                                                    Nine months      Year ended      Year ended
                                                                          ended       March 31,       March 31,
                                                                   December 31,            2001            2000
                                                                           2001
---------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                           $     (1,159)   $     (2,002)   $     (1,708)
Adjustments to reconcile net loss to net cash used by continuing activities:
Loss on Volatile Media, Inc. (EZCD.com)                                      --              --             500
Impairment provision on assets                                              157             134              --
Gain on litigation settlement                                                --             (19)             --
Gain on sale of marketable securities                                        (5)            (29)             --
Depreciation and amortization                                                 8              92              75
Loss on sale of assets                                                       74              --              --
Compensation to employees and consultants  via stock and options              8               6              14
Contribution of services by management                                       65              53              57
Contribution of rent by management                                           --              --              25
(Increase)decrease  in:
Receivables and other assets                                                 18               5             (30)
  Increase(decrease)  in:
  Accounts payable                                                           (5)              3             (25)
  Accrued liabilities                                                       (90)            (81)             87
 (Income)loss on discontinued operations                                    604           1,281             460
                                                                   ------------    ------------    ------------
Net cash used by continuing operations                                     (325)           (557)           (545)
Net cash provided (used) by discontinued operations                        (510)           (813)           (449)
---------------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                      (835)         (1,370)           (994)
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion Services                                (157)             --              --
Proceeds from sale of marketable securities                                 626           2,233              --
Proceeds from sale of property and equipment                                 24              --              --
Purchase of marketable securities                                            --          (2,339)           (486)
Investment in Volatile Media, Inc. (EZCD.com)                                --              --            (500)
Recovery of investment in Minutemeals.com                                    --              --              23
Purchase of property and equipment                                           (2)            (47)           (119)
---------------------------------------------------------------------------------------------------------------
Net cash (used) provided by investing activities                            491            (153)         (1,082)
---------------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                  110           1,150           1,750
Proceeds from the exercise of stock options and warrants                     --              --              12
---------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                            110           1,150           1,762
---------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                  (234)           (373)           (314)
Cash and cash equivalents, beginning of period                              320             693           1,007
---------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period (excluding cash
amounts in net assets of discontinued operations)                  $         86    $        320    $        693
                                                                   ============    ============    ============

See accompanying notes to consolidated financial statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation, and its various divisions (referred to collectively as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who were its primary investors (investing approximately $4.1 million 1998-2002), intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company then commenced procedures to prepare to liquidate its assets.

      Liquidation. The Company's only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold, and all employees were terminated in November, 2001. A team of two software consultants were paid in December, 2001 and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. However, complications in completing the software resulted in management terminating these consulting relationships, with a view to restarting them, if possible, when specific marketing or sale opportunities present themselves. The Company shut down all of its websites effective February 1, 2002.

      Certain former employees and directors purchased excess furniture and equipment from the Company for a total of approximately $19,000, at itemized prices which were no less than could be obtained by the Company on an arms-length basis from third parties. The balance of the furniture was sold to an unrelated third party for approximately $5,000.

      Financing. The Company required a small financing to complete its employee terminations, asset liquidation and provide for ongoing corporate expenses. Major investors in the Company provided $110,000 in equity funds, purchasing 4,400,000 shares of common stock at $.025 per share, in a private offering as of December 7, 2001in varying amounts parallel to their respective option holdings. Each purchasing investor was further required to surrender all of his outstanding options to purchase common stock of the Company, acquired in making each previous investment. These consisted of options for a total of 4,400,000 shares, previously exercisable at prices ranging from $.15 to $2.50 per share, and expiring between 2003 and 2006. All of such options are now cancelled and terminated, reducing all outstanding stock options by over 90%. This surrender and cancellation was intended to make future merger, sale or other business possibilities for the Company easier to achieve. The Company has options, previously held by employees in 1998 (before current major investors purchased control), which still remain outstanding, for the purchase of 415,577 shares, exercisable at prices ranging from $.35 to $2.15 per share, expiring between 2004 and 2006. There are approximately 20,118,000 shares of common stock now outstanding as a result of the recent financing described above.

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

      In calendar 2002, the Company has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders.

      (b)   CHANGE TO LIQUIDATION BASIS OF ACCOUNTING

            During the quarter ended December 31, 2001, the Corporation decided to liquidate its operations and adopted the liquidation basis of accounting effective January 1,2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted.

            The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation's existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

      (c)   RECENT HISTORY

      The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown.

      (d)   DISCONTINUED OPERATIONS

      In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000, $356,000 and $42,000, respectively, for the nine months ended December 31, 2001 and the fiscal years ended March 31, 2001 and 2000.

      In November 2001, as a result of the Company's inability to complete the necessary software and marketing plans, the Company discontinued the remaining operations of the Hungry Bands and New Media Music. The divisions had losses of approximately $201,000, $349,000 and $462,000 for Hungry Bands and $359,000,
$576,000 and $20,000 for New Media Music, respectively, for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 and 2000. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior periods' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segments have been reflected as net assets or liabilities of discontinued operations. The following table reflects the net liabilities as of March 31, 2002 and 2001:

      New York Expo

                As of March 31,                        2002          2001
                                                   -----------------------------
                                                      (Amounts in thousands)
                Cash                                    --            33
                Customer deposits                       --            28
                Accounts payable                        --             -
                Accrued expenses                        --          (140)
                                                   -----------------------------
                                Total                   --           (79)
                                                   =============================

      Hungry Bands

                For the periods ended, March 31,       2002          2001
                                                   -----------------------------
                                                      (Amounts in thousands)
                Cash                                    --             4
                Accrued expenses                        --            (4)
                                                   -----------------------------
                                Total                   --            (0)
                                                   =============================

      New Media Music

                For the periods ended, March 31,       2002          2001
                                                   -----------------------------
                                                      (Amounts in thousands)
                Cash                                    --             2
                Accounts payable                        --            (3)
                Accrued expenses                        --           (26)
                                                   -----------------------------
                                Total                   --           (27)
                                                   =============================

      Operating results from discontinued operations are as follows:

      New York Expo:

                                                      Nine months     Twelve       Twelve
                                                         ended        months       months
                                                     December 31,  ended March  ended March
                                                         2001        31, 2001     31, 2000
                                                     ----------------------------------------
Revenues                                             $      --     $       78   $       93
                                                     ----------------------------------------

Operating costs and expenses:
   Cost of Sales                                             44           133           55
   Selling, general and administrative expenses              --           301           80
                                                     ----------------------------------------
                 Total operating costs and expenses          44           434          135
                                                     ----------------------------------------
Operating Loss                                              (44)         (356)         (42)
Other income and (expenses)                                  --            --
                                                     ----------------------------------------
Income (loss) from discontinued operations           $      (44)     $   (356)    $    (42)
                                                     ========================================

Hungry Bands

                                                            Nine months        Twelve          Twelve
                                                               ended           months          months
                                                            December 31,    ended March     ended March
                                                                2001          31, 2001        31, 2000
                                                           ---------------------------------------------
      Revenues                                              $         --    $          1    $         --
                                                           ---------------------------------------------

      Operating costs and expenses:
         Cost of Sales                                                --              --              --
         Selling, general and administrative expenses                201             350             462
                                                           ---------------------------------------------
                       Total operating costs and expenses            201             350             462
                                                           ---------------------------------------------
      Operating Loss                                                (201)           (350)           (462)
      Other income and (expenses)                                     --              --              --
                                                           ---------------------------------------------
      Loss from discontinued operations                     $       (201)   $       (349)   $       (462)
                                                           =============================================

New Media Music

                                                             Nine months        Twelve          Twelve
                                                                ended           months          months
                                                            December 31,     ended March     ended March
                                                                2001           31, 2001        31, 2000
                                                           ---------------------------------------------

                                                           ---------------------------------------------
      Revenues                                              $         --    $          1    $         --
                                                           ---------------------------------------------

      Operating costs and expenses:
         Cost of Sales                                                --              --              --
         Selling, general and administrative expenses                359             577              20
                                                           ---------------------------------------------
                       Total operating costs and expenses            359             577              20
                                                           ---------------------------------------------
      Operating Loss                                                (359)           (577)            (20)
      Other income and (expenses)                                     --              --              --
                                                           ---------------------------------------------
      Loss from discontinued operations                     $       (359)   $       (576)   $        (20)
                                                           =============================================

Operations prior to 1998 Change of Control:

      For the periods ended, March 31,                                 2000
                                                            ----------------
                                                              (Amounts in
                                                               thousands)
      Revenues                                              $             --
                                                            ----------------

      Operating costs and expenses:
         Cost of Sales                                                    --
         Selling, general and administrative expenses                      8
                                                            ----------------
                       Total operating costs and expenses                  8
                                                            ----------------
      Operating Loss                                                      (8)
      Other income and (expenses)                                         73
                                                            ----------------
      Income (loss) from discontinued operations            $             65
                                                            ================

      (e)   USE OF ESTIMATES

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      (i)   LOSS PER COMMON SHARE

      Loss per share for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 and 2000 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the nine months ended December 31, 2001 and the fiscal years ended March 31, 2001 and 2000 are approximately 15,697,000, 14,024,000 and 8,622,000, respectively.

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

      (k)   INTANGIBLES

      The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of goodwill is decreased by the estimated shortfall of cash flows. In the last quarter of fiscal 2001, the Company determined its goodwill was impaired based on continuing negative cash flows over the remaining amortization period and wrote-off approximately $134,000.

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

      The web site development costs incurred during the nine months ended December 31, 2001 that were associated with the testing stage were capitalized and subsequently expensed as a result of management's liquidation plan in the amount of approximately $157,000 (See Note 1(j)). The expenses associated with operating the website were expensed. Web site development costs incurred through March 31, 2001 and 2000 were expensed and the Company had elected to not capitalize any previously eligible costs.

      (n)   TERRORIST ATTACK OF SEPTEMBER 11, 2001

      Due to the Company's proximity to the terrorist attack on September 11, 2001 on the World Trade Center in New York City, the office was closed for one week. All costs related to this attack have been paid or accrued and have been included in operating costs and expenses for the nine months ended December 31, 2001. The Company filed an insurance claim and the amount of the expense recovery was approximately $8,360.

      (o)   SIGNIFICANT ESTIMATES

      The Company has adjusted all assets to their expected net realizable value on a liquidation basis based on management's best estimate. In addition, all liabilities expected to be incurred with respect to the discontinued operations have been accrued by management based on its estimates.

2.    INVESTMENT IN MARKETABLE SECURITIES

      As of March 31, 2001 the Company's equity reflects accumulated other comprehensive income of approximately $3,000 which represents the recognition of unrealized holding gains for the Company's investments determined to be available for sale, previously carried at the lower of cost or market. During the fiscal year ended March 31, 2001, the Company realized approximately $28,000 in gains associated with the sale of marketable securities. There were no realized gains for the fiscal year ended March 31, 2000.

      As of March 31, 2002, there were no marketable securities. As of March 31, 2001 marketable securities were comprised of investments in government securities which consisted primarily of Federal

Home Loan Bank Discount Notes.
The aggregate cost, fair value and unrealized holding gains for those Notes held at March 31, 2001 are as follows:

                                                Aggregate   Gross Unrealized
                                  Cost Basis   Fair Value     Holding Gain
----------------------------------------------------------------------------
March 31, 2001:                           (Amounts in thousands)
Government securities, maturing
Between 1 and 3 years                  $ 621        $ 624                $ 3
                                  ==========================================

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

      (i)   1996 INCENTIVE DEFERRAL PLAN

      During fiscal 1999, the Company reacquired 57,341 shares of treasury stock collateralizing the officer and employee loans with a fair value of approximately $7,000 resulting in a bad debt expense of $73,000.

      (ii)  1996 STOCK INCENTIVE PLAN

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

      Additional information as follows:

                                                                       Weighted
                                                         Shares        Average
                                                         Subject       Exercise
                                                         to Options    Price
                                                         ----------    --------
Outstanding at March 31, 2000 at $1.69-$2.15 per share       75,577    $   2.14
 Extinguished at $2.15 per share                            (34,077)   $   2.15
                                                         ----------    --------
Outstanding at March 31, 2001 at $1.69-$2.15 per share       41,500    $   2.13
 Granted, exercised and extinguished                             --         $--
                                                         ----------    --------
Outstanding at March 31, 2002 at $1.69-$2.15 per share       41,500    $   2.13
                                                         ==========    ========

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

                           Outstanding and   Weighted Average Remaining   Weighted Average
Range of Exercise          Exercisable at    Contractual Life             Exercise
Prices                     March 31, 2002    (Years)                      Price
------------------------------------------------------------------------------------------
$1.69 to $2.15                  41,500                  5.39                    $2.13

      (iii) 1998 CONSULTANT STOCK INCENTIVE PLAN

      The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2002, 2001 and 2000.

                                                           Shares Subject   Weighted
                                                             to Options     Average
                                                                            Exercise
                                                                             Price
                                                           -------------- ------------
Outstanding at March 31, 2000 at $0.875 -$2.15 per share          40,000        $1.19
Granted, exercised and extinguished                                   --        $  --
                                                           -------------- ------------
Outstanding at March 31, 2001 at $0.875 -$2.15 per share          40,000        $1.19
Granted, exercised and extinguished                                   --        $  --
                                                           -------------- ------------
Outstanding at March 31, 2002 at $0.875 -$2.15 per share          40,000        $1.19
                                                           ============== ============

      The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2002:

Range of Exercise  Outstanding and      Weighted Average        Weighted Average
Prices             Exercisable at       Remaining Contractual   Exercise Price
                   March 31, 2002       Life (Years)
--------------------------------------------------------------------------------
$0.875 to $2.15        40,000                 6.15                   $1.19

      (iv) 1999 STOCK OPTION PLAN

      As of December 14, 1999, the Company's shareholders approved new option plans and a stock incentive plan, for employees, consultants and non-employee directors all described in the Proxy Statement as of 12/14/99. In fiscal 2002, 500,000 options were issued pursuant to certain employment agreements. However, pursuant to the November 28, 2001 offer to key investors, these options were cancelled. No options or shares were issued from such plans during fiscal 2001.

                                                                     Weighted
                                                          Shares      Average
                                                        Subject to    Exercise
                                                         Options       Price
                                                         --------      -----
      Outstanding at March 31, 2001 at $0.50 per share          0      $0.00
      Granted at $0.50 per share                          500,000      $0.50
      Cancelled at $0.50 per share                       (500,000)     $0.50
                                                         --------      -----
      Outstanding at March 31, 2002 at $0.50 per share          0      $0.00
                                                         ========      =====

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

      Additional information as follows:

                                                         Weighted
                                                          Average    Shares
                                                         Exercise   Subject to
                                                           Price     Options
                                                           -----     -------
      Outstanding at March 31, 2000 at $0.35 per share     $0.35     300,000
      Granted, exercised and extinguished                  $0.00           0
                                                           -----     -------
      Outstanding at March 31, 2001 at $0.35 per share     $0.35     300,000
      Granted, exercised and extinguished                  $0.00           0
                                                           -----     -------
      Outstanding at March 31, 2002 at $0.35 per share     $0.35     300,000
                                                           =====     =======

      The following table summarizes information about severance stock options outstanding and exercisable at March 31, 2002:

Range of Exercise    Outstanding and      Weighted Average      Weighted Average
Prices                Exercisable at   Remaining Contractual       Exercise
                      March 31, 2002       Life (Years)             Price
-----------------   ----------------   ---------------------   ----------------

 $0.35 per share         300,000                1.70                $0.35

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

      SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans and stock-based compensation had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were no stock options granted to employees during the fiscal years ended March 31, 2001 and 2000. However, there were 1,005,000 shares issued as compensation during the fiscal year ended March 31, 2001. There were 500,000 stock options granted during the fiscal year ended March 31, 2002.

      The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: no dividends paid; expected volatility of 241.1% and 304.3%, respectively; weighted-average risk free interest rate of 5.43% and 5.01%, respectively; and expected lives of 1-10 years.

      Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                Nine months       Year ended       Year ended
                                                  ended         March 31, 2001   March 31, 2000
                                             December 31, 2001
                                                    (In thousands, except per share data)
                                             --------------------------------------------------
      Net Loss:
         As reported                         $   (1,159)       $   (2,002)        $   (1,708)
         Pro forma                           $   (1,165)       $   (2,004)        $   (1,708)

      Basic and diluted loss per share:
         As reported                         $    (0.07)       $    (0.14)        $    (0.20)
         Pro forma                           $    (0.07)       $   (0.143)        $    (0.20)


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

5.    COMMITMENTS AND CONTINGENCIES

      The Company's headquarters occupied some 2,500 square feet of office space in an office building located at Broadway and Houston Street in New York, New York until December 31, 2001, when the lease was amicably terminated.

      Total rent expense for the nine months ended December 31, 2001 and the year ended March 31, , 2001 and 2000 was approximately $47,000, $18,000 and $47,000, respectively.

6.    INCOME TAXES

      Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:

                                                          Nine months    Year ended March
                                                                ended            31, 2001
                                                         December 31,
                                                                 2001
     -------------------------------------------------------------------------------------
                                                                  (Amounts in thousands)
      Tax benefit of net operating loss carryforwards
      including current year loss                             $ 1,868             $ 1,483
      Valuation allowance                                      (1,868)             (1,483)
      ---------------------------------------------------------------             -------
                                                              $    --             $    --
                                                              =======             =======

      The Company's expectation of continued operating losses for the foreseeable future makes realization of the benefit of any of the deferred tax assets unlikely at this time. Therefore, at December 31, 2001, the Company recorded a deferred tax asset with a valuation allowance of equal value. The change in the valuation allowance for the nine months ended December 31, 2001 was approximately $385,000. The change in the valuation allowance for the year ended March 31, 2001, was approximately $624,000.

      Due to the change in control of ownership in December 1998, the Company's net operating loss carryforwards from prior years up to the date of the change of control were terminated. The Company has the following net operating loss carryforwards expiring in the years noted: fiscal 2020 - $358,000; fiscal 2021 - $1,295,000; fiscal 2022 - $ 2,061,000; and fiscal 2023 - $963,000.

      The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                          Nine months ended     Year Ended     Year Ended
                                                          December 31, 2001   March 31, 2001   March 31, 2000
                                                          -----------------   --------------   --------------
                                                                 (Amounts in thousands)

      Net loss                                                  $(1,159)          $(2,002)        $(1,708)
                                                                =======           =======         =======

      Statutory rate ....................................       $  (394)          $  (681)        $  (581)
      State and local tax - net of federal tax benefit ..           (69)             (119)           (103)
      Loss from which no tax benefit was provided .......           463               800             684
                                                                -------           -------         -------

      Total Tax Provision                                       $    --           $    --         $    --
                                                                =======           =======         =======

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

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the Company is making creditor claims in such proceeding which have been rejected by the trustee therein and will require a trial. There is little likelihood of any material recovery.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the operations or financial condition of the Company.

8.    STATEMENTS OF CASH FLOWS

                                                                                   Nine months       Year ended       Year ended
                                                                                ended December   March 31, 2001   March 31, 2000
                                                                                      31, 2001
                                                                              ----------------   --------------   --------------
                                                                                           (Amounts in thousands)
      Supplemental disclosures of cash flow information:
         Cash paid during the year for income taxes                                      $   8            $  10            $   3

      Non-cash transactions:
          Compensation to consultants and employees via stock and options                $   8            $   6            $  14
          Contribution by management (rent and compensation)                             $  65            $  53            $  82
          Gain on litigation                                                             $  --            $ (19)           $  --
          Tropia acquisition                                                             $  --            $  --            $ 153
          HungryBands.com, NewMediaMusic.com and NewYorkExpo.com
          acquisitions                                                                   $  --            $  53            $  58
      Discontinued Operations Non-cash transactions:
            Depreciation                                                                 $  16            $  30            $   2
            Compensation to employees via stock                                          $  10            $  77            $  61
            Contribution of services and rent                                            $ 131            $ 215            $  56

9.    SEGMENT INFORMATION

      As a result of the discontinuing of its operations, there are no reportable business segments.

10.   GOODWILL

      In June, 1999, the Company acquired Tropia, which operated an MP3 music site that promoted and distributed the music of independent artists through its website located at www.Tropia.com. The acquisition was accounted for as a purchase for financial statement purposes and, accordingly, Tropia's results are included in the consolidated financial statements since the date of acquisition. Tropia was acquired for an aggregate of 316,666 shares of the Company's common stock (valued at $306,786), with 158,333 shares delivered at closing, and 158,333 shares held in escrow to be delivered one year after the closing (if certain performance goals were achieved), to Jonathan Blank, Tropia's former CEO, Arjun Nayyar, Tropia's former Technical Director, and Ari Blank, Tropia's former Design Director. Such individuals have since waived any rights to the escrowed 158,333 shares, and have returned 50,000 of the shares delivered to them at the 1999 closing. (See Note 12)

      In accordance with Accounting Principles Board ("APB") No. 16, the adjusted aggregate purchase price of $153,393 was allocated to the assets and liabilities of Tropia, based upon their estimated fair values as follows:

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

      As a result of management's review of the carrying amount of goodwill, on March 31, 2001, the Company wrote-off $134,000 of goodwill as a result of the losses associated with the 2001 Expo, the discontinuation of the New York Expo business segment, and the estimated future undiscounted cash flows associated with the remaining entities. Of the $134,000, approximately $21,000 relates to the NewYork Expo and the remaining $113,000 relates to the other divisions acquired as described above.

11.   LICENSING AGREEMENTS

      On September 29, 1999 the Company entered into an agreement with Jad Records ("Jad") authorizing the Company's use and free digital distribution for a two-year period of a certain recording performed by Bob Marley. The Company remitted $25,000 to Jad for such rights. These costs were written off during the prior fiscal year and are part of discontinued operations.

      In addition, on September 29, 1999, the Company entered into an agreement with Ezone Corporation ("Ezone") for the license of certain electronic games and media ("Games") to the Company for a two-year period. Pursuant to the license agreement, the Company paid Ezone $5,000 and granted Ezone an option to purchase 5,000 shares of the Company's Common Stock at a strike price of $1.125 per share upon the delivery of the Games to the Company. These charges are part of discontinued operations.

      Throughout the prior fiscal years, the Company has entered into certain royalty agreements with artists whereby, the Company is obligated to reimburse the artists $5.00 per sale of an artist's CD. Such sales have been nominal for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 and 2000 and are part of discontinued operations.

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

      Other

      The Company also entered into other agreements with certain companies (TVMV.com and Listen.com) for content and technology sharing. Pursuant to these sharing agreements, SITI is to receive a certain percentage of revenues from the banner advertising. As of December 31, 2001 and March 31, 2001, revenues from such advertising have been nominal and are part of discontinued operations.

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs were not expected to exceed $25,000 payable in installments based upon certain prescribed performance objectives. This agreement has been terminated and is part pf discontinued operations.

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

On June 12, 2000, the Company entered into employment arrangements with Messrs. Ingenito and Iannitto. In connection with their ongoing services, Messrs. Ingenito and Iannitto, have agreed that the Company will not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but will grant stock and options as follows:

                          Fiscal 2001     Fiscal 2002
                          -----------     -----------

      Robert Ingenito     300,000 shares  Options to purchase 300,000 shares at $.50 per share, exercisable for five years (until 6/30/2006)

      John Iannitto       200,000 shares  Options to purchase 200,000 shares at $.50 per share, exercisable for five years (until 6/30/2006)

      However, as a result of their withdrawal as executives and their stock purchase on November 28, 2001, all options granted, or to be granted for the 2002 fiscal year, were cancelled. Mr. Powers does not expect to receive any cash compensation, stock or options for his services for such two fiscal years.

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

13.   EQUIPMENT

      As of March 31, 2002 and 2001, equipment consisted of the following:

                                                       (Amounts in thousands)
                                                         2002        2001
                                                        ----------------------

      Computer Equipment and Furniture                  $  --         159
      Computer Software                                    --           7
      Accumulated Depreciation                             --         (45)
                                                        -----        ----
      Equipment, net                                    $  --         121
                                                        =====        ====

14.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2002 and 2001, accounts payable and accrued liabilities were comprised of the following: 2002 2001 (Amounts in thousands)

      Accrued audit and tax fees                         $25           $60
      Accounts payable                                     0             2
      Deferred Rent                                        0             8
      Accrued expenses                                     7            11
                                                         ---           ---
                                                         $32           $81
                                                         ===           ===

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001.

(In thousands except per share data)
                                                Quarter Ended
Nine months ended December 31, 2001      Dec. 31   Sept. 30    June 30
----------------------------------------------------------------------

Net sales                                      0          0          0
Cost of sales                                  0          0          0
----------------------------------------------------------------------
Gross profit                                   0          0          0
----------------------------------------------------------------------
Loss from continuing operations             (369)       (24)      (163)
Loss from discontinued operations           (173)      (174)      (257)
----------------------------------------------------------------------
Net loss                                    (542)      (198)      (420)
Loss per common share:
Continuing operations                     (0.023)    (0.002)    (0.011)
Discontinued operations                   (0.011)    (0.011)    (0.017)
----------------------------------------------------------------------
Total                                     (0.034)    (0.013)    (0.027)
======================================================================

                                                  Quarter Ended
2001                                Mar. 31     Dec. 31   Sept. 30   June 30
----------------------------------------------------------------------------
Net sales                                 0          0          0          0
Cost of sales                             0          0          0          0
----------------------------------------------------------------------------
Gross profit                              0          0          0          0
----------------------------------------------------------------------------
Loss from continuing operations        (274)      (194)      (102)      (151)
Loss from discontinued operations      (367)      (250)      (335)      (329)
----------------------------------------------------------------------------
Net loss                               (641)      (444)      (437)      (480)
Loss per common share:
Continuing operations                (0.018)    (0.013)    (0.017)    (0.014)
Discontinued operations              (0.024)    (0.017)    (0.023)    (0.030)
----------------------------------------------------------------------------
Total                                (0.042)    (0.030)    (0.030)    (0.044)
============================================================================