Form 10-Q
period 2002-06-30
SITI-SITES COM INC
filed 2002-08-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to
      _______________

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

YES _X_ NO ___

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES _X_ NO ___

As of August 5, 2002, the registrant had outstanding 21,918,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

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

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2001 ("June 30, 2001 10-Q")

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------
Item 1. Financial Information

Statement of Net Assets (Liabilities) in Liquidation at June 30, 2002 and March 31, 2002.........    1

Statement of Changes in Net Assets (Liabilities) in Liquidation for the three months ended
 June 30, 2002...................................................................................    2

Statement of Operations for the three months ended June 30, 2001 (Going Concern Basis)...........    3

Statement of Cash Flows for the three months ended June 30, 2001 (Going Concern Basis)...........    4

Notes to Financial Statements....................................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation........................................................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................   12

PART II.  OTHER INFORMATION......................................................................   12

Item 1. Legal Proceedings .......................................................................   12

Item 6. Exhibits and Reports on Form 8-K.........................................................   13

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets (Liabilities) in Liquidation
(Amounts in thousands)

                                                June 30, 2002
                                                 (Unaudited)      March 31, 2002
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                        $    27           $   39
  Receivables and other assets                           1                4
                                                   -------           ------
         Total current assets                           28               43
                                                   -------           ------

         Total assets                              $    28           $   43
                                                   -------           ------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities         $    33           $   32
                                                   -------           ------
         Total current liabilities                      33               32
                                                   -------           ------

         Total liabilities                              33               32
                                                   -------           ------

Commitments and contingencies                           --               --
                                                   -------           ------

Net Assets (Liabilities) in Liquidation            $    (5)          $   11
                                                   =======           ======


See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets (Liabilities) in Liquidation
Three months ended June 30, 2002 (Unaudited)
(Amounts in thousands)


Net assets in liquidation at March 31, 2002                           $    11
Additions to net assets in liquidation:
     Contribution of management's services and rent                        46
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                    (62)
                                                                      -------
Net assets (liabilities) in liquidation at June 30, 2002              $    (5)
                                                                      =======


See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statements of Operations and Comprehensive Loss (Going Concern Basis) For the three months ended June 30, 2001
(Amounts in thousands, except per share amounts)

                                                                   June 30, 2001
                                                                    (Unaudited)
--------------------------------------------------------------------------------

Revenues                                                             $     --
                                                                     --------

Operating costs and expenses:
  Selling, general and administrative expenses                            385
                                                                     --------
  Total operating costs and expenses                                      385
                                                                     --------
Operating loss                                                           (385)
                                                                     --------
Other income:
   Interest income                                                          4
   Gain on sale of marketable securities                                    5
                                                                     --------
   Total other income                                                       9
                                                                     --------
Loss from continuing operations                                          (376)
                                                                     --------

Discontinued operations:
   Loss from discontinued operations                                      (44)
                                                                     --------
Loss from discontinued operations                                         (44)
                                                                     --------
Net loss                                                                 (420)
Other comprehensive gain (loss), net of tax and
  reclassification adjustment for realized gains                           (3)
                                                                     --------
Comprehensive loss                                                   $   (423)
                                                                     ========
Basic and diluted loss per common share:
   Loss from continuing operations                                   $  (.024)
   Loss from discontinued operations                                    (.003)
                                                                     --------
Net loss per common share                                            $  (.027)
                                                                     ========
Weighted average number of Common Shares
   used in basic and diluted calculations                              15,517
                                                                     ========


See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statement of Cash Flows (Going Concern Basis)
Three months ended June 30, 2001
(Amounts in thousands)
                                                              Three months ended
                                                                 June 30, 2001
                                                                  (Unaudited)
--------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                           $  (420)
Adjustments to reconcile net loss to net cash
   (used in) provided by continuing activities:
 Gain on sale of marketable securities                                  (5)
 Depreciation and amortization                                          11
 Contribution of services by management                                 75
 Loss on discontinued operations                                        44
 (Increase) decrease in:
    Receivables                                                         (5)
  Increase (decrease)  in:
    Accounts payable                                                    (4)
    Accrued liabilities                                                (26)
                                                                   -------
Net cash used in continuing operations                                (330)

Net cash used in discontinued operations                              (142)
--------------------------------------------------------------------------
Net cash used in operating activities                                 (472)
--------------------------------------------------------------------------
Cash flows from investing activities:

Proceeds from sale of marketable securities                            626

Purchase of property and equipment                                      (1)
--------------------------------------------------------------------------

Net cash (used in) provided by  investing activities                   625
--------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                              --
--------------------------------------------------------------------------
Net cash provided by financing activities                               --
--------------------------------------------------------------------------
Net  increase in cash and cash equivalents                             153
Cash and cash equivalents, beginning of quarter                        326
--------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter
   (including cash amounts in net liabilities
   of discontinued operations)                                     $   479
                                                                   =======


See accompanying notes to consolidated financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation (referred to as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who were its primary investors (investing approximately $4.1 million 1998-2002), intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company commenced procedures to prepare to liquidate its assets effective January 1, 2002.

      Liquidation. The Company's only substantial liability, consisted of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold, and all employees were terminated in November, 2001. A team of two software consultants were paid in December, 2001 and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. However, complications in completing the software resulted in management terminating these consulting relationships, with a view to restarting them, if possible, when specific marketing or sale opportunities present themselves. The Company shut down all of its websites effective February 1, 2002.

      Certain former employees and directors purchased excess furniture and equipment from the Company for a total of approximately $19,000 . The balance of the furniture was sold to an unrelated third party for approximately $5,000.

      Financing. The Company required a small financing to complete its employee terminations, asset liquidation and provide for ongoing corporate expenses. Major investors in the Company provided $110,000 in equity funds, purchasing 4,400,000 shares of common stock at $.025 per share, in a private offering as of December 7, 2001 in varying amounts parallel to their respective option holdings. Each purchasing investor was further required to surrender all of his outstanding options to purchase common stock of the Company, acquired in making each previous investment. These consisted of options for a total of 4,400,000 shares, previously exercisable at prices ranging from $.15 to $2.50 per share, and expiring between 2003 and 2006. All of such options are now cancelled and terminated, reducing all outstanding stock options by over 90%. This surrender and cancellation was intended to make future merger, sale or other business possibilities for the Company easier to achieve. The Company has options, previously held by employees in 1998 (before current major investors purchased control), which still remain outstanding, for the purchase of 415,577 shares, exercisable at prices ranging from $.35 to $2.15 per share, expiring between 2004 and 2006. There were 20,118,178 shares of common stock outstanding as of June 30, 2002 as a result of the financing described above. (See Note 5. Subsequent Event (Unaudited).)

      The Company's stock was trading at $.03 per share with nominal volume, during the seven-day offer/closing period in December, 2001. The shares sold to major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. There was also substantial business risk to the purchasers because the Company has no continuing operations and was being liquidated.

      The Company has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. (See Note 5. Subsequent Event (Unaudited).)

      (b) CHANGE TO LIQUIDATION BASIS OF ACCOUNTING

      During the quarter ended December 31, 2001, the Company decided to liquidate its operations and adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows, is eliminated. However, the prior year's financial statements for the comparable quarter are presented, since the Company did not adopt this method of accounting until January 1, 2002.

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

      (d) DISCONTINUED OPERATIONS

      In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000 for the three months ended June 30, 2001. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior periods' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net assets of discontinued operations. The following tables reflect the net assets as of June 30, 2001:

         New York Expo:
               As of June 30,                          2001
                                                      ------
                          (Amounts in thousands)
               Cash                                      17
               Receivables                               18
               Accrued expenses                         (16)
                                                       ----
                               Total                     19
                                                       ====

Operating results from discontinued operations are as follows:

         New York Expo:
                                                                  Three months
                                                                 ended June 30,
               Amounts in thousands                                   2001
                                                                 --------------
               Revenues                                              $   --
                                                                     ------
               Operating costs and expenses:
                  Cost of Sales                                          44
                  Selling, general and administrative expenses           --
                                                                     ------
                           Total operating costs and expenses            44
                                                                     ------
               Operating Loss                                           (44)
               Other income and (expenses)                               --
                                                                     ------
               Income (loss) from discontinued operations            $  (44)
                                                                     ======

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

      (g) REVENUE RECOGNITION

      Revenues from CD sales were recognized upon shipment to the customer.

      (h) LOSS PER COMMON SHARE

      Loss per share for the three months ended June 30, 2001 was based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the three months ended June 30, 2001 are approximately 15,517,000. Common stock equivalents were not included in the computation of weighted average shares outstanding for all periods presented because such inclusion would be anti-dilutive.

      (i) COMPREHENSIVE LOSS

      Comprehensive loss is comprised of net loss and all changes to stockholders' equity, except those resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). For all periods presented, comprehensive loss is comprised of unrealized holding gains or losses on marketable securities.

      (j) WEBSITE EXPENSES

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

      The web site development costs incurred during the three months ended June 30, 2001 that were associated with the testing stage were capitalized and subsequently expensed as a result of management's liquidation plan in the amount of approximately $157,000. The expenses associated with operating the website were expensed.

      (k) SIGNIFICANT ESTIMATES

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

3. STATEMENTS OF CASH FLOWS

                                                              ----------------
                                                                Three months
                                                               ended June 30,
                                                                    2001
                                                              ----------------
                                                                (Amounts in
                                                                 thousands)
      Supplemental disclosures of cash flow information:
         Cash paid during the year for income taxes                $   1

      Non-cash transactions:
          Contribution by management                               $  75

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                    June 30,    March 31,
                                                        2002         2002
                                                   ----------------------
                                                   (Amounts in thousands)

          Accrued audit and tax fees                   $ 14       $ 25
          Accounts payable and accrued
               Expenses                                  19          7
                                                       ----       ----
                                                       $ 33       $ 32
                                                       ====       ====

5. SUBSEQUENT EVENT (UNAUDITED)

      The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares recently sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions. As a result of this stock purchase transaction completed August 5, 2002, the Company's outstanding common stock increased as of such date from 20,118,178 shares to 21,918,178 shares.

The following table reflects the Proforma Effect of this financing transaction on the Statement of Net Assets (Liabilities) in Liquidation as of June 30, 2002:


SITI-Sites.com, Inc.                       Statement of Net   Proforma Effect on
(Amounts in thousands)                          Assets         Statement of Net
                                           (Liabilities) in        Assets in
                                             Liquidation       Liquidation June
                                            June 30, 2002          30, 2002
                                             (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------
Assets
         Total assets                          $    28             $   73
                                               -------             ------

Liabilities
         Total liabilities                          33                 33
                                               -------             ------

Net Assets (Liabilities) in Liquidation        $    (5)            $   40
                                               =======             ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2002. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

      In view of the Company's determination to seek other business opportunities to create shareholder value, the following information relating to the results of the Company's prior discontinued operations should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Liquidation).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of June 30, 2002 the Company had net liabilities of $5,000. As a result, Chairman/CEO Powers invested $30,000 and another existing investor invested $15,000 in the Company as of July 26, 2002, resulting in the issuance of 1,800,000 shares of common stock.

      As of June 30, 2002, the Company's total assets were $28,000, of which $27,000 is represented by cash. During the three months ended June 30, 2002, the Company paid approximately $61,000 in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $15,000 as well as management's contribution of their services of approximately $46,000.

      As of June 30, 2002, the Company's liabilities were $33,000 consisting primarily of its obligations for professional fees associated with its fiscal 2002 year end audit. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $46,000 to compensation and rent.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three months ended June 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of Management's Plan for Liquidation and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated. However, the prior year's financial statements for the comparable quarter are presented since the Company did not adopt this method of accounting until January 1, 2002.

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

RISK FACTORS

      See the Company's Annual Report on Form 10-K (filed with the SEC on June 28, 2002), "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition." and "Status of Liquidation" set forth herein.

STATUS OF LIQUIDATION

      The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares recently sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions. As a result of this stock purchase transaction completed August 5, 2002, the Company's outstanding common stock increased as of such date from 20,118,178 shares to 21,918,178.

The following table reflects the Proforma Effect of this financing transaction on the Statement of Net Assets (Liabilities) in Liquidation as of June 30, 2002:

SITI-Sites.com, Inc.                         Statement of Net    Proforma Effect
(Amounts in thousands)                            Assets         on Statement of
                                             (Liabilities) in     Net Assets in
                                                Liquidation        Liquidation
                                               June 30, 2002      June 30, 2002
                                                (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------
Assets
         Total assets                             $    28            $   73
                                                  -------            ------

Liabilities
         Total liabilities                             33                33
                                                  -------            ------

Net Assets (Liabilities) in Liquidation           $    (5)           $   40
                                                  =======            ======


RESULTS OF OPERATIONS

Three months ended June 30, 2001.

      Total Company revenues for the three months ended June 30, 2001 were nominal.

      Operating expenses in the three months ended June 30, 2001 totaled approximately $385,000 which primarily included personnel and related expenses of $241,000 and outside services of $58,000. Accounting and insurance fees for the three months ended June 30, 2001 were $15,000 each. The remaining costs of approximately $56,000 represented ongoing office expenses while the Company maintained its New York City facility.

      Other income totaled approximately $9,000 for the three months ended June 30, 2001 which included $4,000 attributable to interest income and $5,000 related to a gain on the sale of marketable securities.

      Discontinued operations for the three months ended June 30, 2001 were approximately $44,000 which pertained to additional costs associated with the April, 2001 New York Expo.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in its fiscal 2002 Annual Report filed on Form 10-K have not changed significantly.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                  Exhibit 99 - Certification Pursuant To 18 U.S.C. Section 1350,
            As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  August 13, 2002

                                SITI-SITES.COM, INC.


                                By  /s/ Lawrence M. Powers
                                    ----------------------
                                    Lawrence M. Powers
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors

                                By  /s/ Toni Ann Tantillo
                                    ---------------------
                                    Toni Ann Tantillo
                                    Chief Financial Officer,
                                    Vice President, Secretary and Treasurer

                                  EXHIBIT INDEX

      Exhibit 99 - Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002