Form 10-Q
period 2002-09-30
SITI-SITES COM INC
filed 2002-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

As of October 31, 2002, the registrant had outstanding 23,418,178 shares of its Common Stock, par value $.001 per share.

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

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2001 ("September 30, 2001 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------
Item 1. Financial Information

Statement of Net Assets in Liquidation at September 30, 2002 (Unaudited)
and March 31, 2002...............................................................................    1

Statement of Changes in Net Assets in Liquidation (Unaudited) for the Three and Six Months Ended
September 30, 2002...............................................................................    2

Statement of Operations and Comprehensive Loss (Going Concern Basis) (Unaudited) for the Three
and Six Months Ended September 30, 2001..........................................................    3

Statement of Cash Flows (Going Concern Basis) (Unaudited) for the Six Months Ended
September 30, 2001...............................................................................    4

Notes to Condensed Financial Statements (Unaudited)..............................................    5

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation........................................................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................   13

Item 4. Controls and Procedures..................................................................   13

PART II.  OTHER INFORMATION......................................................................   13

Item 1. Legal Proceedings .......................................................................   13

Item 6. Exhibits and Reports on Form 8-K.........................................................   14

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                    September 30,
                                                        2002          March 31,
                                                     (Unaudited)        2002
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                         $        33     $        39
  Receivables and other assets                                5               4
                                                    -----------     -----------

         Total current assets                                38              43
                                                    -----------     -----------

         Total assets                               $        38     $        43
                                                    ===========     ===========

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities          $        12     $        32
                                                    -----------     -----------
         Total current liabilities                           12              32
                                                    -----------     -----------

         Total liabilities                                   12              32
                                                    -----------     -----------

Commitments and contingencies                                --              --
                                                    -----------     -----------

Net Assets in Liquidation                           $        26     $        11
                                                    ===========     ===========

See accompanying notes to consolidated financial statements

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation
Three and Six Months Ended September 30, 2002
(Amounts in thousands)

                                                          Three Months Ended     Six Months Ended
                                                          September 30, 2002    September 30, 2002
                                                              (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------------------------
Net assets in liquidation at beginning of period               $      (5)             $       11
Additions to net assets in liquidation:
     Contribution of management's services and rent                   46                      92
     Increase in receivables                                           4                       4
     Issuance of common stock                                         45                      45
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated
      costs                                                          (64)                   (126)

                                                               ---------------------------------
Net assets in liquidation at September 30, 2002                $      26              $       26
                                                               =================================

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Operations and Comprehensive Loss (Going Concern Basis) Three and Six Months Ended September 30, 2001
(Amounts in thousands, except per share amounts)

                                                        Three Months Ended       Six Months Ended
                                                        September 30, 2001      September 30, 2001
                                                           (Unaudited)             (Unaudited)
--------------------------------------------------------------------------------------------------
Revenues                                                     $      1                  $      1
                                                             --------                  --------

Operating costs and expenses:
  Selling, general and administrative                             207                       592
                                                             --------                  --------
           Total operating costs and expenses                     207                       592
                                                             --------                  --------

Operating loss                                                   (206)                     (591)
                                                             --------                  --------

Other income, net                                                   9                        18
                                                             --------                  --------

Loss from continuing operations                                  (197)                     (573)

Loss from discontinued operations                                  --                       (44)
                                                             --------                  --------

Net loss                                                         (197)                     (617)

Other comprehensive loss, net of tax                               --                        (3)
                                                             --------                  --------
Comprehensive loss                                           $   (197)                 $   (620)
                                                             ========                  ========

Basic and diluted loss per common share:

   Loss  from continuing operations                          $  (.013)                 $  (.037)

   Loss from discontinued operations                             .000                     (.003)
                                                             --------                  --------
Net loss per common share                                    $  (.013)                 $  (.040)
                                                             ========                  ========

Weighted average number of Common Shares
used in basic and diluted calculation                          15,517                    15,517
                                                             ========                  ========

Interim results are not indicative of the results expected for a full year.

See accompanying notes to condensed financial statements.

SITI-Sites.com, Inc
Statement of Cash Flows (Going Concern Basis)
Six Months Ended September 30, 2001
(Amounts in thousands)

                                                                         Six Months Ended
                                                                        September 30, 2001
                                                                            (Unaudited)
------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                                        $(617)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on sale of marketable securities                                              (5)
Depreciation and amortization                                                      21
Contribution of services by management                                            150
Loss on discontinued operations                                                    44
 (Increase) decrease in:
  Receivables                                                                       3
  Increase (decrease)  in:
  Accounts payable                                                                 (5)
  Accrued liabilities                                                             (50)
                                                                                -----
Net cash used in continuing operations                                           (459)
Net cash used in discontinued operations                                         (123)
------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (582)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion System                                        (157)
Proceeds from sale of marketable securities                                       626
Purchase of property and equipment                                                 (2)
------------------------------------------------------------------------------------------
Net cash provided by  investing activities                                        467
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                        (115)
Cash and cash equivalents, beginning of year                                      326
------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                          $ 211
                                                                                =====

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

      Certain former employees and directors purchased excess furniture and equipment from the Company for a total of approximately $19,000. The balance of the furniture was sold to an unrelated third party for approximately $5,000.

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

      Other Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares recently sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions.

      The Company Chairman/CEO Lawrence M. Powers, in order to finance ongoing corporate expenses, purchased an additional 1,500,000 shares of common stock of the Company as of October 23, 2002, at $.02 per share. (See Note 5. Subsequent Event (Unaudited).)

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

      (d) DISCONTINUED OPERATIONS

      In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000 for the six months ended September 30, 2001. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior periods' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segment have been reflected as net assets of discontinued operations. There were no net assets or liablilities as of September 30, 2001.

      Operating results from discontinued operations are as follows:

           New York Expo:

                                                                  Six months ended
            Amounts in thousands                                 September 30, 2001
                                                                 ------------------
            Revenues                                                $         --
                                                                    ------------

            Operating costs and expenses:
               Cost of Sales                                                  44
               Selling, general and administrative expenses                   --
                                                                    ------------
                             Total operating costs and expenses               44
                                                                    ------------
            Operating Loss                                                   (44)
            Other income and (expenses)                                       --
                                                                    ------------
            Income (loss) from discontinued operations              $        (44)
                                                                    ============

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

      (h) LOSS PER COMMON SHARE

      Loss per share for the three and six months ended September 30, 2001 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the three and six months ended September 30, 2001 were approximately 15,517,000, respectively.

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

      The web site development costs incurred during the three and six months ended September 30, 2001 that were associated with the testing stage were capitalized and subsequently expensed as a result of management's liquidation plan in the amount of approximately $157,000. The expenses associated with operating the website were expensed.

      (k) SIGNIFICANT ESTIMATES

            The Company has adjusted all assets to their expected net realizable value on a liquidation basis based on management's best estimate. In addition, all liabilities expected to be incurred with respect to the discontinued operations have been accrued by management based on its estimates.

      (l) TERRORIST ATTACK OF SEPTEMBER 11, 2001

            Due to the Company's proximity to the terrorist attack on September 11, 2001 on the World Trade Center in New York City, the office was closed for one week. All costs related to this attack were paid or accrued and were included in operating costs and expenses for the six months ended September 30, 2001. The Company filed an insurance claim and the amount of the expense recovery was approximately $8,000.

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

3.    STATEMENTS OF CASH FLOWS

                                                              ------------------
                                                               Six months ended
                                                              September 30, 2001
                                                              ------------------
                                                             (Amounts in thousands)
      Supplemental disclosures of cash flow information:
         Cash paid during the year for income taxes               $          1

      Non-cash transactions:
          Contribution of salaries by management                  $        150

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                     September 30,    March 31,
                                                         2002           2002
                                                       -----------------------
                                                        (Amounts in thousands)
           Accrued audit and tax fees                  $      8        $    25
           Accounts payable and accrued
                Expenses                                      4              7
                                                       --------        -------
                                                       $     12        $    32
                                                       ========        =======

5. SUBSEQUENT EVENT (UNAUDITED)

      The Company Chairman/CEO Lawrence M. Powers, in order to finance ongoing corporate expenses, purchased an additional 1,500,000 shares of common stock of the Company as of October 23, 2002, at $.02 per share. The Company's stock was trading at $.02 per share for most of the three weeks preceding October 23, 2002 with nominal volume. The shares recently sold to Mr. Powers were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchaser, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions. As a result of this stock purchase transaction completed October 28, 2002, the Company's outstanding common stock increased as of such date from 21,918,178 shares to 23,418,178 shares.

The following table reflects the Proforma Effect of this financing transaction on the Statement of Net Assets in Liquidation as of September 30, 2002:

                                                                           Proforma Effect
                                                                           on Statement of
                                                   Statement of Net         Net Assets in
                                                      Assets in              Liquidation
                                                     Liquidation            September 30,
                                                  September 30, 2002             2002
                                                     (Unaudited)             (Unaudited)
------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $     33              $     63
  Receivables and other assets                                 5                     5
                                                        --------              --------
         Total current assets                                 38                    68
                                                        --------              --------

         Total assets                                   $     38              $     68
                                                        ========              ========

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities              $     12              $     12
                                                        --------              --------
         Total current liabilities                            12                    12
                                                        --------              --------

         Total liabilities                                    12                    12
                                                        --------              --------

Commitments and contingencies                                 --                    --
                                                        --------              --------

Net Assets in Liquidation                               $     26              $     56
                                                        ========              ========

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of September 30, 2002 the Company had net assets of approximately $26,000. Chairman/CEO Powers invested $30,000 and another existing investor invested $15,000 in the Company as of July 26, 2002, resulting in the issuance of 1,800,000 shares of common stock. As of October 23, 2002, Chairman/CEO Powers invested an additional $30,000 in the Company, resulting in the issuance of an additional 1,500,000 shares of common stock.

      As of September 30, 2002, the Company's total assets were approximately $38,000, represented primarily by cash. During the six months ended September 30, 2002, the Company paid approximately $126,000 in operating expenses consisting primarily of management's contribution of their services and rent of approximately $92,000. Accounting fees totaled $11,000 for the six months ended September 30, 2002. Stock transfer agent fees totaled approximately $12,000 for the six months ended September 30, 2002. Salary and related expenses to one employee for the six months ended September 30, 2002 were approximately $7,000. The remaining $4,000 in operating expenses paid during the six months ended September 30, 2002 related primarily to general office expenses. As of September 30, 2002, the Company's liabilities were $12,000 consisting primarily of its obligations for professional fees associated with its fiscal 2002 tax return. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $92,000 to compensation and rent.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three and six months ended September 30, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of Management's Plan for Liquidation and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated. However, the prior year's financial statements for the comparable quarter are presented since the Company did not adopt this method of accounting until January 1, 2002.

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

      The Company Chairman/CEO Lawrence M. Powers, in order to finance ongoing corporate expenses, purchased an additional 1,500,000 shares of common stock of the Company as of October 23, 2002, at $.02 per share. The Company's stock was trading at $.02 per share for most of the three weeks preceding October 23, 2002 with nominal volume. The shares recently sold to Mr. Powers were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. The several other business risks to the purchaser described above are continuing. As a result of this stock purchase transaction completed October 28, 2002, the Company's outstanding common stock increased as of such date from 21,918,178 shares to 23,418,178 shares.

The following table reflects the Proforma Effect of this financing transaction on the Statement of Net Assets in Liquidation as of September 30, 2002:

                                                                       Proforma Effect
                                                                       on Statement of
                                                 Statement of Net       Net Assets in
                                                    Assets in            Liquidation
                                                   Liquidation          September 30,
                                                September 30, 2002           2002
                                                   (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                          $      33           $      63
  Receivables and other assets                               5                   5
                                                     ---------           ---------
         Total current assets                               38                  68
                                                     ---------           ---------

         Total assets                                $      38           $      68
                                                     =========           =========

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities           $      12           $      12
                                                     ---------           ---------
         Total current liabilities                          12                  12
                                                     ---------           ---------

         Total liabilities                                  12                  12
                                                     ---------           ---------

Commitments and contingencies                               --                  --
                                                     ---------           ---------

Net Assets in Liquidation                            $      26           $      56
                                                     =========           =========

RESULTS OF OPERATIONS

Three months ended September 30, 2001.

      For the three months ended September 30, 2001, the Company's revenues were nominal.

      Operating expenses in the three months ended September 30, 2001 totaled approximately $207,000 which primarily included personnel and related expenses of approximately $133,000 rent of approximately $23,000. Accounting and insurance fees for the three months ended September 30, 2001 were approximately $4,000 and $9,000, respectively. The remaining costs of approximately $38,000 represented ongoing office expenses while the Company maintained its New York City facility.

      Other income totaled approximately $9,000 for the three months ended September 30, 2001 which included $1,000 attributable to interest income and $8,000 related to a write-off of a previously accrued expense.

Six months ended September 30, 2001.

      For the six months ended September 30, 2001, the Company's revenues were nominal.

      Operating expenses in the six months ended September 30, 2001 totaled approximately $592,000 which primarily included personnel and related expenses of approximately $374,000 and outside services of approximately $49,000. Rent for the six months ended September 30, 2001 was approximately $44,000. Accounting and insurance fees for the six months ended September 30, 2001 were approximately $19,000 and $24,000, respectively. The remaining costs of approximately $82,000 represented ongoing office expenses while the Company maintained its New York City facility.

      Other income totaled approximately $18,000 for the six months ended September 30, 2001 which included $5,000 attributable to interest income; $5,000 related to a gain on the sale of marketable securities and $8,000 related to a write-off of a previously accrued expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in its fiscal 2002 Annual Report filed on Form 10-K have not changed significantly.

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

      (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 99 Certification Purt 6 12 12 suant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the six months ended September 30, 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 13, 2002

                                     SITI-SITES.COM, INC.


                                     By  /s/  Lawrence M. Powers
                                         ---------------------------------------
                                         Lawrence M. Powers
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


                                     By  /s/  Toni Ann Tantillo
                                         ---------------------------------------
                                         Toni Ann Tantillo
                                         Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

                                  EXHIBIT INDEX

      Exhibit 99 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002