Form 10-Q
period 2002-12-31
SITI-SITES COM INC
filed 2003-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                         Commission File Number 0-15596

                              SITI-SITES.COM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                           75-1940923
(State of incorporation)                           (I.R.S. Employer
                                                   Identification No.)

111 Lake Avenue, Suite 7, Tuckahoe, New York       10707
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

YES |X| NO |_|

As of January 31, 2003, the registrant had outstanding 23,418,178 shares of its Common Stock, par value $.001 per share.

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

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 2001 ("September 30, 2001 10-Q")

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                                DECEMBER 31, 2002

                                      INDEX

PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1. Financial Information

Statement of Net Assets in Liquidation at December 31, 2002
(Unaudited) and March 31, 2002 ........................................    1

Statement of Changes in Net Assets in Liquidation (Unaudited)
for the Three and Nine Months Ended December 31, 2002 .................    2

Statement of Operations and Comprehensive Loss (Going Concern
Basis) (Unaudited) for the Three and Nine Months Ended
December 31, 2001 .....................................................    3

Statement of Cash Flows (Going Concern Basis) (Unaudited)
for the Nine Months Ended December 31, 2001 ...........................    4

Notes to Condensed Financial Statements (Unaudited) ...................    5

Item 2. Management's Discussion and Analysis of Financial
Condition and Status of Liquidation ...................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....   12

Item 4. Controls and Procedures .......................................   13

PART II. OTHER INFORMATION ............................................   13

Item 1. Legal Proceedings .............................................   13

Item 5. Other Information .............................................   13

Item 6. Exhibits and Reports on Form 8-K ..............................   14

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                        December 31,
                                                            2002       March 31,
                                                         (Unaudited)      2002
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $51          $39
  Receivables and other assets                                --            4
                                                             ---          ---
         Total current assets                                 51           43
                                                             ---          ---

         Total assets                                        $51          $43
                                                             ===          ===

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities                   $ 8          $32
                                                             ---          ---
         Total current liabilities                             8           32
                                                             ---          ---

         Total liabilities                                   $ 8          $32
                                                             ===          ===

Net Assets in Liquidation                                    $43          $11
                                                             ===          ===

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation
Three and Nine Months Ended December 31, 2002

                                                       Three Months      Nine Months
                                                      Ended December   Ended December
                                                         31, 2002         31, 2002
(Amounts in thousands)                                  (Unaudited)      (Unaudited)
Net assets in liquidation at beginning of period           $ 26             $  11
Additions to net assets in liquidation:
  Contribution of management's services and rent             46               138
  Refund of charges                                          10                14
  Issuance of common stock                                   30                75
Reductions to net assets in liquidation:
  Operating expenses and accrual of estimated costs         (69)             (195)
                                                           ----------------------
Net assets in liquidation at December 31, 2002             $ 43             $  43
                                                           ======================

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Operations and Comprehensive Loss (Going Concern Basis) Three and Nine Months Ended December 31, 2001
(Amounts in thousands, except per share amounts)

                                                      Three             Nine
                                                     Months             Months
                                                      Ended             Ended
                                                   December 31,       December
                                                       2001           31, 2001
                                                   (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
Revenues                                             $     --         $     --
                                                     --------         --------

Operating costs and expenses:
  Selling, general and administrative                     139              343
                                                     --------         --------
           Total operating costs and expenses             139              343
                                                     --------         --------

Operating loss                                           (139)            (343)
                                                     --------         --------

Other expense
   Loss on sale of equipment                              (74)             (74)
   Impairment provision on assets                        (157)            (157)
   Other income                                             1               19
                                                     --------         --------
Other expense, net                                       (230)            (212)
                                                     --------         --------

Loss from continuing operations                          (369)            (555)

Loss from discontinued operations                        (173)            (604)
                                                     --------         --------

Net loss                                                 (542)          (1,159)

Other comprehensive loss, net of tax                       --               (3)
                                                     --------         --------
Comprehensive loss                                   $   (542)        $ (1,162)
                                                     ========         ========

Basic and diluted loss per common share:
   Loss  from continuing operations                  $   (.02)        $   (.03)
   Loss from discontinued operations                     (.01)            (.04)
                                                     --------         --------
Net loss per common share                            $   (.03)        $   (.07)
                                                     ========         ========

Weighted average number of Common Shares
used in basic and diluted calculation                  16,055           15,697
                                                     ========         ========

Interim results are not indicative of the results expected for a full year.

See accompanying notes to condensed financial statements.

SITI-Sites.com, Inc
Statement of Cash Flows (Going Concern Basis)
Nine Months Ended December 31, 2001
(Amounts in thousands)

                                                                      Nine Months Ended
                                                                      December 31, 2001
                                                                         (Unaudited)
---------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                                   $(1,159)
Adjustments to reconcile net loss to net cash (used in) provided by continuing activities:
Gain on sale of marketable securities                                           (5)
Depreciation and amortization                                                    8
Loss on sale of assets                                                          74
Impairment provision on assets                                                 157
Contribution of services by management                                          65
Compensation and consulting fees via stock and options                           8
Loss on discontinued operations                                                604
 (Increase) decrease in:
  Prepaid expenses                                                              12
  Receivables                                                                    6
  Increase (decrease) in:
  Accounts payable                                                              (5)
  Accrued liabilities                                                          (90)
                                                                           -------
Net cash used in continuing operations                                        (325)
Net cash used in discontinued operations                                      (510)
---------------------------------------------------------------------------------------
Net cash used in operating activities                                         (835)
---------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion System                                     (157)
Proceeds from sale of marketable securities                                    626
Proceeds from sale of assets                                                    24
Purchase of property and equipment                                              (2)
---------------------------------------------------------------------------------------
Net cash provided by  investing activities                                     491
---------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from the issuance of common stock                                     110
---------------------------------------------------------------------------------------
Net cash provided by  financing activities                                     110
---------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (234)
Cash and cash equivalents, beginning of year                                   326
---------------------------------------------------------------------------------------
Total cash and cash equivalents, end of quarter (including cash
amounts in net liabilities of discontinued operations)                     $    92
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

      (c) INTERIM INFORMATION

      The financial statements included herein have been prepared by the Company without audit; however, in the opinion of management of the Company, the accompanying financial statements reflect all adjustments necessary for a fair presentation of the results of operations for the periods shown.

      (d) DISCONTINUED OPERATIONS

      In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000 for the nine months ended December 31, 2001.

      In November, 2001, as a result of the Company's inability to complete the necessary software and marketing plans, the Company discontinued the remaining operations of Hungry Bands and New Media Music. The divisions had losses of approximately $201,000 and $359,000, respectively, for the nine months ended December 31, 2001. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior periods' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segments have been reflected as net assets or liabilities of discontinued operations. Net liabilities of the discontinued operations as of December 31, 2001 consisted of accrued expenses for New Media Music of approximately $16,000.

      Operating results from discontinued operations were as follows:

            New York Expo:

                                                                                Nine
                                                                               months
                                                                               ended
                                                                              December
                   Amounts in thousands                                       31, 2001
                                                                              --------
                         Revenues                                               $  --
                                                                                -----

                         Operating costs and expenses:
                            Cost of Sales                                          44
                            Selling, general and administrative expenses           --
                                                                                -----
                                          Total operating costs and expenses       44
                                                                                -----
                         Operating Loss                                           (44)
                         Other income and (expenses)                               --
                                                                                -----
                         Loss from discontinued operations                      $ (44)
                                                                                =====

                  Hungry Bands

                         For the nine months ended, December 31,                2001
                                                                             (Amounts in
                                                                              thousands)
                                                                              ----------
                         Revenues                                               $  --
                                                                                -----

                         Operating costs and expenses:
                            Cost of Sales                                          --
                            Selling, general and administrative expenses          201
                                                                                -----
                                          Total operating costs and expenses      201
                                                                                -----
                         Operating Loss                                          (201)
                         Other income and (expenses)                               --
                                                                                -----
                         Loss from discontinued operations                      $(201)
                                                                                =====

                  New Media Music

                         For the nine months ended, December 31,                2001
                                                                             (Amounts in
                                                                              thousands)
                                                                              ----------
                         Revenues                                               $  --
                                                                                -----

                         Operating costs and expenses:
                            Cost of Sales                                          --
                            Selling, general and administrative expenses          359
                                                                                -----
                                          Total operating costs and expenses      359
                                                                                -----
                         Operating Loss                                          (359)
                         Other income and (expenses)                               --
                                                                                -----
                         Loss from discontinued operations                      $(359)
                                                                                =====

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

      (h) LOSS PER COMMON SHARE

      Loss per share for the three and nine months ended December 31, 2001 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the three and nine months ended December 31, 2001 were approximately 16,055,000 and 15,697,000, respectively.

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

      The web site development costs incurred during the three and nine months ended December 31, 2001 that were associated with the testing stage were capitalized and subsequently expensed as a result of management's liquidation plan in the amount of approximately $157,000. The expenses associated with operating the website were expensed.

      (k) SIGNIFICANT ESTIMATES

      The Company has adjusted all assets to their expected net realizable value on a liquidation basis based on management's best estimate. In addition, all liabilities expected to be incurred with respect to the discontinued operations have been accrued by management based on its estimates.

      (l) TERRORIST ATTACK OF SEPTEMBER 11, 2001

      Due to the Company's proximity to the terrorist attack on September 11, 2001 on the World Trade Center in New York City, the office was closed for one week. All costs related to this attack were paid or accrued and were included in operating costs and expenses for the nine months ended December 31, 2001. The Company filed an insurance claim and the amount of the expense recovery was approximately $8,000.

2. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management believes that this lawsuit should not have a material adverse effect on the net assets in liquidation.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the net assets in liquidation.

3. STATEMENTS OF CASH FLOWS

                                                                  ------------
                                                                  Nine months
                                                                     ended
                                                                  December 31,
                                                                      2001
                                                                  ------------
                                                                  (Amounts in
                                                                   thousands)
      Supplemental disclosures of cash flow information:
          Cash paid during the year for income taxes                  $  8

      Non-cash transactions:
          Contribution of salaries by management                      $ 65
          Compensation and consulting fees via stock and
          options                                                     $  8
      Non-cash transactions (discontinued operations):
          Contribution of salaries by management                      $131
          Compensation and consulting fees via stock and
          options                                                     $ 10

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                             December 31,      March 31,
                                                 2002            2002
                                             ---------------------------
                                                (Amounts in thousands)

            Accrued audit and tax fees           $ 7             $25
            Accounts payable and accrued
                 Expenses                          1               7
                                                 ---             ---
                                                 $ 8             $32
                                                 ===             ===

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of December 31, 2002 the Company had net assets of approximately $43,000. Chairman/CEO Powers invested $30,000 and another existing investor invested $15,000 in the Company as of July 26, 2002, resulting in the issuance of 1,800,000 shares of common stock. As of October 23, 2002, Chairman/CEO Powers invested an additional $30,000 in the Company, resulting in the issuance of an additional 1,500,000 shares of common stock.

      As of December 31, 2002, the Company's total assets were approximately $51,000, represented primarily by cash. During the nine months ended December 31, 2002, the Company incurred approximately $195,000 in operating expenses consisting primarily of management's contribution of their services and rent of approximately $138,000. Accounting fees totaled approximately $19,000 for the nine months ended December 31, 2002. Stock transfer agent fees totaled approximately $18,000 for the nine months ended December 31, 2002. Salary and related expenses to one employee for the nine months ended December 31, 2002 were approximately $12,000. The remaining $8,000 in operating expenses paid during the nine months ended December 31, 2002 related primarily to general office expenses. As of December 31, 2002, the Company's liabilities were $2,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 accounting needs. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three and nine months ended December 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of Management's Plan for Liquidation and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated. However, the prior year's financial statements for the comparable quarter are presented since the Company did not adopt this method of accounting until January 1, 2002.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2001.

      For the three months ended December 31, 2001, the Company's revenues were nominal.

      Operating expenses in the three months ended December 31, 2001 totaled approximately $139,000 which primarily included personnel and related expenses of approximately $42,000 and rent of approximately $33,000. Accounting and insurance fees for the three months ended December 31, 2001 were approximately $7,000 and $3,000, respectively. Outside services for the three months ended December 31, 2001 totaled approximately $23,000. The remaining costs of approximately $31,000 represented ongoing office expenses while the Company maintained its New York City facility.

      For the three months ended December 31, 2001, the Company experienced other expenses totalling approximately $230,000. These expenses consisted primarily of a $157,000 loss associated with the write-down of the Company's Artist Promotion System as well as a $74,000 loss on the sale of the Company's assets. These losses were partially offset by $1,000 in interest income for the nine months ended December 31, 2002. The total losses are a direct result of the Company's plan of liquidation.

Nine months ended December 31, 2001.

      For the nine months ended December 31, 2001, the Company's revenues were nominal.

      Operating expenses in the nine months ended December 31, 2001 totaled approximately $343,000 which primarily included personnel and related expenses of approximately $151,000 and outside services of approximately $23,000. Rent for the nine months ended December 31, 2001 was approximately $46,000. Accounting and insurance fees for the nine months ended December 31, 2001 were approximately $26,000 and $27,000, respectively. The remaining costs of approximately $70,000 represented ongoing office expenses while the Company maintained its New York City facility.

      Other expense totaled approximately $212,000 for the nine months ended December 31, 2001 which included approximately $74,000 and $157,000, respectively, attributable to a loss on the sale of assets and the write-down of the Company's Artist Promotion System. These expenses were partially offset by approximately $6,000 attributable to interest income; $5,000 related to a gain on the sale of marketable securities and $8,000 related to a write-off of a previously accrued expense.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management believes that this lawsuit should not have a material adverse effect on the net assets in liquidation.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the net assets in liquidation.

ITEM 5. OTHER INFORMATION

      The Company moved its office from Yonkers, New York to Tuckahoe, New York with no financial implications.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

                  Exhibit 99 Certification Pursuant To 18 U.S.C. Section 1350,
            As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the nine months ended December 31, 2002.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 13, 2002

                                     SITI-SITES.COM, INC.


                                     By  /s/ Lawrence M. Powers
                                         ----------------------------------
                                         Lawrence M. Powers
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


                                     By  /s/ Toni Ann Tantillo
                                         ----------------------------------
                                         Toni Ann Tantillo
                                         Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

                                  EXHIBIT INDEX

      Exhibit 99 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

                                   EXHIBIT 99

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of SITI-Sites.com, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Lawrence M. Powers, Chief Executive Officer and Toni Ann Tantillo, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                        /s/ Lawrence M. Powers
                                        ----------------------------
                                        Lawrence M. Powers
                                        Chief Executive Officer


                                        /s/ Toni Ann Tantillo
                                        ----------------------------
                                        Toni Ann Tantillo
                                        Chief Financial Officer

February 13, 2002

                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence M. Powers, certify that:

1) I have reviewed this quarterly report on Form 10-Q of SITI-Sites.com, Inc. (the "Registrant")

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002


                                        By /s/ Lawrence M. Powers
                                           -------------------------------------
                                              Lawrence M. Powers
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Toni Ann Tantillo, certify that:

1) I have reviewed this quarterly report on Form 10-Q of SITI-Sites.com, Inc. (the "Registrant")

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2002


                                        By /s/ Toni Ann Tantillo
                                           -------------------------------------
                                        Toni Ann Tantillo
                                        Chief Financial Officer,
                                        Vice President, Secretary and Treasurer