Form 10-K
period 2003-03-31
SITI-SITES COM INC
filed 2003-06-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of May 16, 2003 was approximately $163,975 based on the last price at which the Common Stock was sold on May 16, 2003 of $.025 as reported by the National Quotation Bureau. 23,418,178 shares of Common Stock were outstanding as of May 16, 2003.

The following documents are incorporated herein by reference:

      (1) Quarterly Report to security holders on Form 10-Q for the quarter ended December, 2002 (the "Form 10-Q for 12/31/02");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places. The registrant is now an inactive entity and its report on Form 10-K for the year ended March 31, 2003 is unaudited.
(See Item 1. Business)

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2003

            PART I                                                       PAGE
            ------                                                       ----
ITEM 1.     BUSINESS                                                        1

ITEM 2.     PROPERTIES                                                      6

ITEM 3.     LEGAL PROCEEDINGS                                               6

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                                6


            PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS                                 7

ITEM 6.     SELECTED FINANCIAL DATA                                         8

ITEM 7.     MANAGEMENT'S DISCUSSION AND
            ANALYSIS OF FINANCIAL CONDITION
            AND STATUS OF LIQUIDATION                                       9

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     13

ITEM 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                             13

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                           13


            PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF
            THE REGISTRANT                                                 14

ITEM 11.    EXECUTIVE COMPENSATION                                         15

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                               18


            PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT
            SCHEDULES AND REPORTS ON FORM 8-K                              20

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

                                     PART I

ITEM 1. BUSINESS

Introduction

      Siti-Sites.com, Inc., a Delaware corporation, (referred to as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since its inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who were its primary investors (investing approximately $4.1 million 1998-2002), intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company then commenced procedures to prepare to liquidate its assets.

      In management's opinion, the Company is presently an inactive entity, as described under Regulation 210.3-11 of the SEC accounting regulations, authorizing unaudited financial statements in reports pursuant to the Securities Exchange Act of 1934. The Company has therefore elected to file this Annual Report on Form 10-K for the year ended March 31, 2003 with unaudited financial statements. Further explanation of the underlying facts and such Regulation is set forth below. See Inactive Entity.

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

      In connection with the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002, whereby assets are valued at their estimated realizable cash value and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of the Company's assets (other than cash) and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value. Claims, liabilities and future expenses for operations (including salaries, payroll taxes, professional fees and miscellaneous office expense), although declining in the aggregate, will continue to be incurred.

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

      Other Financing in Fiscal 2003 (unaudited). The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares recently sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions.

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

Inactive Entity. As a result of the asset liquidation (and concurrent satisfaction of all liabilities), the Company's sole activity for the past eighteen months has been to search for merger or sale possibilities, where value is perceived in its being a publicly traded corporate shell with 5,400 stockholders. Much of management's time (entirely by Chairman/CEO-controlling shareholder, Lawrence M. Powers) has been spent, and several investigations and negotiations have occurred, but none have come to fruition. The Company has continued to file all required reports under the Securities Exchange Act of 1934, and the auditing and accounting expenses relating thereto have been its primary operating costs (with transfer agent costs second), with no revenues to support such expenses. Management has concluded that the Company is an inactive entity, as defined in SEC accounting rules. A detailed analysis follows:

      SEC Accounting Regulation 210.3-11 was designed to deal with ongoing auditing expenses of defined "inactive entities", in light of necessary disclosure requirements for publicly-traded companies. Such Regulation contains five separate prerequisites to treatment as an inactive entity. In substance, they are accounting/regulatory tests for determining whether there is sufficient business or securities-related activity to justify requiring audited financial statements. Facts relating to the Company, as to each such Requirement (referred to as "R (a) through (e)" ) follow:

      1. Gross receipts from all sources in the fiscal year ended March 31, 2003 were less than $100,000, R(a). Actual receipts were $92,000 (see F-4, Financial Statements).

      2. Expenditures for all purposes for the fiscal year ended March 31, 2003 were also less than $100,000, R(c). Actual expenditures were $75,000 in fiscal 2003. (The accrued operating expenses in liquidation recorded for fiscal 2003 were $ 260,000. However, they included a valuation of $185,000 of unpaid management services, contributed to capital (in amounts similar to prior years), plus unpaid office rent also recorded as a contribution to capital. Neither such item required any cash outlay, or any issuance of stock by the Company, for such contribution of capital.)

      The underlying reasons for accounting tests R(a) and (c) are self-evident--An auditing requirement should not deal with trifling matters of receipts or expenditures, with a stated threshold of $100,000 for determining their respective lack of materiality.

      3. There was no unpaid debt, and therefore no need for the Company to undertake any reorganization, readjustment, succession, or bankruptcy, and there has been no material acquisition or disposition of plants, asset rights or leases since the prior fiscal year, R(d).

      The underlying purpose of test R(d), is that in reorganizations or bankruptcy, the details of public shareholder's residual rights can easily be lost in the pressure of creditors asserting their senior rights over assets, and auditing can protect shareholders. But from 1998 through 2003, the Company's operations were financed entirely by equity purchases, or contributions to capital of services by management. When assets were liquidated, the Company only had minor obligations, and no debt had been incurred that was not paid in full during the Company's asset liquidation (completed in the prior fiscal year ended March 31, 2002). Again, the underlying reason for the "no reorganization/disposition" test R(d), to continue protection of shareholders, by audit of even inconsequential assets and expenditures, does not exist.

      4. No exchange upon which the Company's shares of common stock are listed, or governmental authority having jurisdiction, presently requires the furnishing to it or the publication of audited financial statements, R(e). The Company is not subject to any such listing agreement or governmental authority (such as a state agency or other federal regulatory agency, except the SEC).

      The underlying purpose of test R(e) is that relaxing SEC auditing rules should not interfere with the protective listing and auditing requirements of established stock exchanges. But the Company is not presently bound by any stock exchange auditing rule, and this test R(e) does not apply. If an auditing requirement is imposed in the future by the National Quotation Bureau for the Bulletin Board market, where the Company is reported, the Company presently plans to continue filing and publishing, unaudited quarterly and annual SEC reports, and take appropriate steps to leave the Bulletin Board and seek quotation of its shares by broker-dealers in the "Pink Sheets" service. The Company intends to continue to comply with all SEC accounting and other requirements, except for audit of its financial statements.

      5. Most of the "no sales/purchase of own stock" test in R(b) is met in fiscal 2003: The Company has not purchased any of its own stock, has not granted options therefor, nor levied any assessments upon outstanding stock. Neither has the Company sold any stock or other securities to the public since March 31, 2002 (nor has it sold any to the public in the past seven fiscal years), R(b). The Company, operating in liquidation since December, 2001, has no plans to do so. It could only undertake any such activity (the only corporate activity being sought is a potential merger or sale transaction which might create value for shareholders), after full compliance with the registration and reporting requirements, including resumption of audited financial statements, of the federal securities laws.

      However, the accounting test in R(b) does raise a minor issue as to classification as an "inactive entity". The Company has been supported by $60,000 in private stock purchases in fiscal 2003 from its principal shareholder and executive, who may be deemed to own 48% of its outstanding shares, beneficially with a family member (Chairman/CEO Lawrence M. Powers, who has also been contributing his management efforts to capital since 1998). He purchased such shares (described above in Other Financing in Fiscal 2003 (Unaudited)), subject to "controlling person" and other restrictions on his (or family members) future transfer or sale. One other shareholder invested $15,000 in fiscal 2003 on a restricted basis similar to Mr. Powers, but for the foreseeable future, Mr. Powers is the sole source of capital to the Company. These two private stock purchasers were fully informed of the Company's financial condition, and the continuing risks of its liquidated operations.

      The reason for the "no sales" test of R(b) is to prevent uninformed public investors from being misled by sales or resales of stock or options, without audited financial statements apprising them of the financial substance of their investment. The accounting test of R(b) should not be strictly applied to the Company, because its only two investors in fiscal 2003 were a management/control person and a long-standing, sophisticated investor, with both receiving "legended shares" restricted as to any future sale, and fully informed of the Company's condition. Neither of such two private investors, required the protection of an audit then or now. In light of the Company clearly meeting the other four accounting tests of SEC Regulation 210.3-11 for an "inactive entity", and the other facts indicating no current business operations of any kind and no material obligations, in management's judgement, it should be deemed to be an inactive entity.

      The Company has concluded that, under these circumstances, the purpose and intentions of the cited Accounting Regulation for inactive entities are met, and as an accounting regulation (unlike a statute) which is subject to professional judgement as to varying factual situations, the SEC Regulation 210.3-11 must be applied and interpreted in a reasonable and appropriate manner. The absence of any material business activity makes any auditing effort futile, and a waste of very limited Company resources. The Company plans to file and publish quarterly and annual reports, but without audited statements, until the Company has found an appropriate transaction benefiting shareholders, which justifies incurring a continuing auditing expense for prior and future periods. In management's opinion, the liquidated Company has been diligently trying to create "value" for shareholders, and should be permitted to continue without this prohibitive auditing expense.

Management Background - 2003

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation
(NYSE), now a $1 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell corporation
(1978) with few assets, which he reorganized with other investors, becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (44 plants) since his retirement. He remained on the board until 1995. The core management team he previously assembled at Spartech Corporation has remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested over $2.8 million in SITI equity.

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

Employees

      As of May 15, 2003, the Company had 1 employee in operations and general administration (Ms. Tantillo). SITI executive, Mr. Powers, has been working without cash compensation since 1998 and will continue to do so for at least the year ended March 31, 2004. Former executives, Mr. Ingenito and Iannitto, received stock and options for their services during the fiscal year ended March 31, 2002. (See "Item 11. - Executive Compensation - Employment Agreements.") The Company has recorded an administrative expense and a capital contribution of $125,000 to account for the value of services provided by executive management (Mr. Powers) of the Company during the year ended March 31, 2003, as in prior fiscal years. None of the Company's employees were represented by any collective bargaining unit, 1998-2003. The Company believes that its relations with its past and present employees are good.

Risk Factors

      The Company's plan is to continue to conclude its past business activities and to seek a merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation.

      Risk factors may affect the Company's liquidation of the current business assets and affect opportunities to merge or sell to other operating businesses. In addition to the other information in this Annual Report on Form10-K, and the risk factors listed in the Forms10-K for 2001 and 2002, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed, because the operating businesses will be in different areas from the Internet music business described in prior Forms10-K. Reference is made to Risk Factors in the Company's Form 10-K for 2002, incorporated herein by reference.

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

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the nine months ended December 31, 2003. If shareholder Powers remains satisfied with the search for mergers or sales transactions described above, and now in process, he presently intends to invest the amounts necessary to continue such efforts in fiscal 2004.

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

ITEM 2. PROPERTIES

      During the fiscal year 2003, the Company's management has operated the Company's administrative business out of their personal offices, and finds the present arrangements sufficient. As a result of the use of personal offices, the Company recorded a charge of $60,000 as rental expense and increased paid in capital by that amount for the fiscal year ended March 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Management believes this suit is without substance, and is not being pursued by the claimant. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts, taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management further believes that this lawsuit should not have a material adverse effect on the net assets in liquidation. As of June 20, 2003, the claimant has not pursued its claim by filing it in Court and purchasing an "index number," or replied to the Company's counterclaim.

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the Company is making creditor claims in such proceeding which have been partially accepted by the trustee therein, and will result in a nominal distribution. There is little likelihood of any material recovery.

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

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN.OB" in January, 2000. The range of high and low closing bid prices for the Common Stock for the fiscal years 2003 and 2002 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                             2003                                     2002
                          Low    High                               Low    High
First Quarter (6/02)    $0.03   $0.22     First Quarter (6/01)    $0.07   $0.12
Second Quarter (9/02)    0.03    0.10     Second Quarter (9/01)    0.06    0.11
Third Quarter (12/02)    0.02    0.04     Third Quarter (12/01)    0.01    0.06
Fourth Quarter (3/03)    0.03    0.04     Fourth Quarter (3/02)    0.01    0.04

      On May 16, 2003, the last reported bid and ask prices of the Common Stock were $.025 and $.035, respectively.

      As of May 16, 2003 there were approximately 5,400 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2003, 2002 and 2001 and the Company has no current plans to pay dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Recent Sales of Unregistered Securities

      For a discussion of sales of unregistered securities by the Company during the 2001 fiscal year see the Form 10-K for 2001, "Part II. Item 2. Changes in Securities."

      For a discussion of sales of unregistered securities by the Company during the 2002 fiscal year see the Form 10-K for 2002, "Part II. Item 2. Changes in Securities."

      For a discussion of sales of unregistered securities by the Company during the 2003 fiscal year ending prior to January 1, 2003 see "Item 1. Business".

      All of the shares of Common Stock issued by the Company during the 2001, 2002 and 2003 fiscal years as described above, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment, and each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data of the Company as of and for the periods indicated below are derived from the financial statements of the Company. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7, the financial statements and related footnotes included as Item 8 in the Form 10-K and the footnotes accompanying the tables. Effective January 1, 2002, the Company adopted the liquidation basis of accounting and as a result the selected financial data from fiscal 2002 only reflects operating activity through December 31, 2001.


STATEMENT OF CHANGES IN NET ASSETS DATA (LIQUIDATION BASIS OF ACCOUNTING)

                                                --------------------------------
                                                For the year           For the
                                                   ended            three months
                                                  March 31,          ended March
                                                    2003              31, 2002
--------------------------------------------------------------------------------
            (Amounts in thousands, except per share amounts)

Net assets in liquidation at beginning of period     11                  64
Reduction to net assets in liquidation:
     Operating expenses and accrual of
estimated costs                                    (260)                (110)
Addition to net assets in liquidation:

     Issuance of common stock                        75                   3

     Refund of charges                               17                  --
     Contribution of management's
services and rent                                   185                  46
     Insurance recovery from World Trade
Center attack                                        --                   8
Net assets in liquidation at end of period           28                  11

                     CONTINUING AND DISCONTINUED OPERATIONS
                              (GOING CONCERN BASIS)

                                                --------------------------------
                                                Nine months
                                                   ended
                                                December 31,
                                                 2001 (Last         For the Year
                                                 period of              Ended
                                                    full              March 31,
                                                 operations)            2001
--------------------------------------------------------------------------------
            (Amounts in thousands, except per share amounts)
Summary of Operations:
Total revenues of continuing operations               0                   0
Loss from continuing operations                     (555)               (721)
Loss from continuing operations per
common share                                       (0.03)              (0.05)
Net income (loss) from continuing and
discontinued operations                            (1,159)             (2,002)
Net income (loss) per share from
continuing and discontinued operations             (0.07)              (0.14)
Weighted average common
  Shares outstanding                               15,697              14,024

Summary of Financial Position:
Total assets                                         99                 1,090
Long-term debt                                       --                  --
Stockholders' equity                                 64                  903

Dividends per share                                 None                None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

Organization

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

-------------------------------------------------------------------------
Continuing Operations:                          Nine             Fiscal
                                               months             Year
                                                ended            ended
                                              December          March 31,
                                              31, 2001            2001
-------------------------------------------------------------------------
                                                (Amounts in thousands)
Revenues                                       $   0             $   0
                                            -----------------------------

Operating costs and expenses:
Cost of sales                                     --                --
Impairment of goodwill                            --               134
Selling, general and administrative              343               668
                                            -----------------------------
Total operating costs and expenses               343               802
                                            -----------------------------

Operating loss                                 $(343)            $(802)
                                            =============================

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      During the nine months ended December 31, 2001 and fiscal year ended March 31, 2001, SITI's revenues were nominal.

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

Year ended March 31, 2001 - For a full discussion of activity related to the fiscal year ended March 31, 2001, see the Forms 10-K for 2002 and 2001. All such activities for this fiscal year have ceased.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of March 31, 2003, the Company had net assets of approximately $28,000. Chairman/CEO Powers invested $30,000 and another existing investor invested $15,000 in the Company as of July 26, 2002, resulting in the issuance of 1,800,000 shares of common stock. As of October 23, 2002, Chairman/CEO Powers invested an additional $30,000 in the Company, resulting in the issuance of an additional 1,500,000 shares of common stock.

      As of March 31, 2003, the Company's total assets were approximately $41,000, represented primarily by cash. During the fiscal year ended March 31, 2003, the Company incurred approximately $260,000 in operating expenses consisting primarily of management's contribution of their services and rent of approximately $185,000. Accounting fees totaled approximately $28,000 for the twelve months ended March 31, 2003. Stock transfer agent fees totaled approximately $24,000 for the twelve months ended March 31, 2003. Salary and related expenses to one employee for the twelve months ended March 31, 2003 were approximately $15,000. The remaining $8,000 in operating expenses paid during the fiscal year ended March 31, 2003 related primarily to general office expenses. As of March 31, 2003, the Company's liabilities were approximately $13,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 accounting needs. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan.

LIQUIDATION BASIS OF ACCOUNTING

      The financial statements for the fiscal periods ending prior to and including December 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of Management's Plan for Liquidation and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated. However, the prior year's financial statements are presented since the Company did not adopt this method of accounting until January 1, 2002.

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

SUMMARY OF DISCONTINUED OPERATIONS

      As a result of the losses incurred relating to the April 21-22, 2001 Expo, the Company discontinued the operations associated with the segment. For a full discussion of the Company's discontinued operations for the fiscal years ended March 31, 2002 and 2001, see the Forms 10-K for 2002 and 2001, respectively. Below is a table representing operating results from the discontinued operations.

OPERATING RESULTS FROM DISCONTINUED OPERATIONS

                                                      Nine
                                                     months
                                                      ended          Year ended
                                                    December          March 31,
                                                    31, 2001            2001
                                                    ----------------------------
Revenues                                                0                 80
                                                    ----------------------------

Operating costs and expenses

     Cost of sales                                     44                133
     Selling, general & administrative                560              1,228
                                                    ----------------------------
Total operating costs and expenses                    604              1,361
                                                    ----------------------------


Operating income (loss)                              (604)            (1,281)

Other income and (expenses)                             0                  0

                                                    ----------------------------
Income(loss) from discontinued operations            (604)            (1,281)
                                                    ============================


      For a full discussion of operating results from discontinued operations see the Forms 10-K for 2002 and 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company had no short-term investments as of March 31, 2003 and 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant has notified its auditors, McGladrey & Pullen, LLP that it was planning to change its status to an Inactive Registrant which would no longer require their services as auditors (subject to further review by management of applicable regulations, discussed herein at page 3 "Inactive Entity", while the Form 10-K was being prepared).

      On June 25, 2003, the Registrant formerly notified McGladrey & Pullen, LLP that it was terminating McGladrey & Pullen, LLP as auditors for the Company.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

       Name           Age    Position with the Company

Lawrence M. Powers    71     Chairman of the Board, Chief Executive Officer

Barclay V.  Powers    40     Director

Robert Ingenito       60     Director

Toni Ann Tantillo     36     Chief Financial Officer, Vice President, Secretary
                             and Treasurer


Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 71, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1 billion plastics manufacturing group operating 44 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School. Mr. Powers is the father of Barclay V. Powers, a Director of the Company.

      Barclay V. Powers, 40, has served as a Director of the Company since 1999. He is a graduate of Columbia University, and was an executive associate for five years to the Chairman/CEO of Spartech, specializing in marketing projects, acquisitions and joint ventures. Since 1992 he has been an independent film producer, making and marketing documentaries and a feature film, all aimed at the college youth market. Barclay Powers is the son of Lawrence M. Powers, Chairman and CEO of the Company.

      Robert Ingenito, 60, has served as a Director of the Company since the change of control transaction in December, 1998. Mr. Ingenito was a founder and, since 1989, served as Chief Executive Officer of Access Communications and Access Direct, two established data service companies. Access Direct produces high volume, highly segmented mail correlated to its clients segmented databases; Access Communications produces critical documents from on-line transmissions from its clients and was sold in 1999. Prior to that, he was the President and a principal of Axciom Corporation (NYSE) when it went public in 1982. Axciom has become an $800 million database management firm, and purchased Access Communications in 1999.

      Toni Ann Tantillo, 36, has served as the Company's Chief Financial Officer, Vice President, Secretary and Treasurer since December 1999. Prior to her election, she worked as an independent consultant to SITI after the change of control in December 1998. From 1995 to December, 1998, Ms. Tantillo was the Asst. Controller and Controller of SITI. Ms. Tantillo, a Certified Public Accountant was educated at Iona College in New Rochelle, New York.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid, or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2003, 2002 and 2001, who served as Chief Executive Officer and four individuals who were among the highest paid employees for the fiscal year ended March 31, 2001. The table also includes two individuals who were among the highest paid employees for the 2000 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had one executive officer serving as such at the end of fiscal 2001 whose aggregate compensation exceeded $100,000. Note that Messrs. Powers, Ingenito and Iannitto were not paid any cash compensation in fiscal 2003, 2002 and 2001 and the amounts shown were waived and merely accrued by the Company (See Note 1 to table).

                                                              Summary Compensation Table
                                                                                        Long-Term Compensation Payouts
                               Annual Compensation
                                                                                Grants & Awards

                                                                  Other          Restricted Shares
Name and                                                          Annual        Stock        Underlying   LTIP        All other
Principal Position           Year       Salary      Bonus         Comp.         Awards       Options      Payouts     Comp
------------------           ----       ------      -----         -----         ------       -------      -------     ----
Lawrence M. Powers           2003     125,000(1)      -0-           -0-           -0-           -0-         -0-        -0-
Chairman and Chief           2002     125,000(1)      -0-           -0-           -0-           -0-         -0-        -0-
Executive Officer            2001     125,000(1)      -0-           -0-           -0-           -0-         -0-        -0-

Robert Ingenito (4)          2003         -0-         -0-           -0-           -0-           -0-         -0-        -0-
Director                     2002      67,333(1)      -0-           -0-           -0-           -0-         -0-        -0-
                             2001     100,000(1)      -0-           -0-           -0-           -0-         -0-        -0-

John Iannitto (4)            2003         -0-         -0-           -0-           -0-           -0-         -0-        -0-
Former Vice-President        2002      49,750(1)      -0-           -0-           -0-           -0-         -0-        -0-
                             2001      75,000(1)      -0-           -0-           -0-           -0-         -0-        -0-

Toni Ann Tantillo            2003      13,000         -0-           -0-           -0-           -0-         -0-        -0-
Chief Financial Officer,     2002      65,325         -0-           -0-           -0-           -0-         -0-        -0-
Vice-President,              2001      69,874        1,375(2)       -0-           -0-           -0-         -0-        -0-
Secretary and Treasurer

Theodore Mazola (4)          2003         -0-         -0-           -0-           -0-           -0-         -0-        -0-
Former Vice-President,       2002      60,729         -0-           -0-           -0-           -0-         -0-        -0-
Technical Director           2001      68,000        2,000(2)       -0-           -0-           -0-         -0-        -0-

Steven Zuckerman (4)         2003         -0-         -0-           -0-           -0-           -0-         -0-        -0-
Former Vice-President,       2002       5,000(3)      -0-           -0-           -0-           -0-         -0-        -0-
Technical Director           2001      68,000(3)    16,813(2)       -0-           -0-           -0-         -0-        -0-

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

(2) Represents the dollar value associated with a stock bonus granted based upon performance for the 2001 fiscal year.

(3) Mr. Zuckerman became a consultant in May, 2001 and his salary and bonus arrangements were terminated.

(4) Effective with the liquidation, these executive officers were terminated and received no compensation for fiscal 2003. Mr. Ingenito remains as an uncompensated director.

Option Grants in Last Year

      During fiscal 2002 options were granted to Mr. Ingenito and Mr. Iannitto pursuant to their Employment Agreement. However, pursuant to the November 28, 2001 offer to key investors, these options were cancelled. There were no options granted during the fiscal years ended March 31, 2003 and March 31, 2001.

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2003 fiscal year. Any options held by such individuals were purchased in connection with stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

Compensation of Directors

      At present, the Board does not award compensation to its directors.

Employment Agreements

      At present the Company does not maintain employment agreements or other arrangements with its executive officers, except for the agreements described below:

      In connection with the ongoing services of Messrs. Ingenito and Iannitto, they agreed that the Company would not pay them cash compensation for the fiscal years ended March 31, 2001 and 2002, but would grant options and granted shares as follows:

                  Fiscal 2001      Fiscal 2002
                  -----------      -----------

Robert Ingenito   300,000 shares   Options to purchase 300,000 shares at $.50
                                   per share, exercisable for five years
                                   (until 6/30/2006)

John Iannitto     200,000 shares   Options to purchase 200,000 shares at $.50
                                   per share, exercisable for five years
                                   (until 6/30/2006)


      However, as a result of their withdrawal as executives and their stock purchase on November 28, 2001, all options granted, or to be granted for the 2002 fiscal year, were cancelled. Mr. Powers does not expect to receive any cash compensation, stock or options for his services for such two fiscal years, or for fiscal 2003 and 2004.

      At present, the Company does not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of May 9, 2003, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                 Shares of Common Stock       Beneficially Owned
Name of Owner                           Number                Percent of Class
--------------------------------------------------------------------------------
Lawrence M. Powers                    11,136,666(1)                  47.6%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito (former officer)       3,466,667(2)(4)               14.8%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers                      4,818,333                     20.6%
665 Walther Way
Los Angeles, CA 90049

John Iannitto (former officer)         1,900,000(3)(4)(5)             8.1%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Toni Ann Tantillo                         55,834                        *
115 Whitman Road
Yonkers, NY  10710

Theodore Mazola (former officer)         300,000                      1.3%
36 Fieldway Avenue
Staten Island, NY  10308


Current Directors and                 14,659,167(6)                  62.6%
Executive Officers as a
Group (3 persons):
----------------------
* Less than 1%

(1) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares and options held by Mr. Lawrence Powers also include 4,818,333 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting or investment power therein.

(2) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares held by Mr. Ingenito also include 1,566,667 shares held by John DiNozzi.

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

(6)   Consists solely of shares.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

            (6) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

            (7) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.


(b) Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SITI-SITES.COM, INC.



Dated: June 30, 2003            By /s/ Toni Ann Tantillo
                                   ---------------------------------------------
                                       Toni Ann Tantillo
                                       (Chief Financial Officer, Vice President,
                                               Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: June 30, 2003            By /s/ Lawrence M. Powers
                                   ---------------------------------------------
                                                Lawrence M. Powers
                                           (Chief Executive Officer and
                                        Chairman of the Board of Directors)


Dated: June 30, 2003            By /s/ Robert Ingenito
                                   ---------------------------------------------
                                                 Robert Ingenito
                                                   (Director)


Dated: June 30, 2003            By /s/ Barclay V. Powers
                                   ---------------------------------------------
                                                Barclay V. Powers
                                                   (Director)

                                            CERTIFICATION


Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Lawrence M. Powers, certify that:

1) I have reviewed this Annual Report on Form 10-K of SITI-Sites.com, Inc. (the "Registrant")

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 30, 2003
                                         By  /s/ Lawrence M. Powers
                                             ----------------------
                                              Lawrence M. Powers
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

                                  CERTIFICATION


Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Toni Ann Tantillo, certify that:

1) I have reviewed this Annual Report on Form 10-K of SITI-Sites.com, Inc. (the "Registrant")

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

                                         By  /s/ Toni Ann Tantillo
                                             ---------------------
                                         Toni Ann Tantillo
                                         Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

                       SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements




Unaudited Financial Statements for the Fiscal Year Ended March 31, 2003:

Statement of Net Assets in Liquidation as of March 31, 2003
(Unaudited)                                                                  F-2

Statement of Changes in Net Assets in Liquidation for the Twelve
Months Ended March 31, 2003 (Unaudited)                                      F-3

Notes to Consolidated Financial Statements for the Twelve Months
Ended March 31, 2003 (Unaudited)                                       F-4 - F-9


Audited Financial Statements for the Fiscal Years Ended March 31, 2002 and March 31, 2001:

Report of Independent Certified Public Accountants                          F-10

Statement of Assets in Liquidation as of March 31, 2002                     F-11

Statement of Changes in Net Assets in Liquidation for the Three
Months Ended March 31, 2002                                                 F-12

Consolidated Statements of Operations and Comprehensive Loss For
the Nine Months Ended December 31, 2001 and Year Ended March 31,
2001(Going Concern Basis)                                                   F-13

Consolidated Statements of Stockholders' Equity For the Nine
Months Ended December 31, 2001 and Year Ended March 31, 2001
(Going Concern Basis)                                                       F-14

Consolidated Statements of Cash Flows For the Nine Months Ended
December 31, 2001 and Year Ended March 31, 2001 (Going Concern
Basis)                                                                      F-15

Notes to Consolidated Financial Statements for the Fiscal Years
Ended March 31, 2002 and 2001                                        F-16 - F-29

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation            March 31, 2003
(Amounts in thousands)                             (Unaudited)
----------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                           $     36
  Receivables and other assets                               5
                                                      --------
         Total current assets
                                                            41
                                                      --------

                                                      --------
Property and Equipment, net                                 --
                                                      --------

         Total assets                                 $     41
                                                      ========

Liabilities:
Current Liabilities
  Accounts payable and accrued liabilities            $     13
                                                      --------
         Total current liabilities                          13
                                                      --------

         Total liabilities                                  13
                                                      ========

Net Assets in Liquidation
                                                      $     28
                                                      ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation
Twelve Months Ended March 31, 2003
(Amounts in thousands)                                          (Unaudited)
                                                                -----------


Net assets in liquidation at beginning of period                  $     11
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                (260)
Increases to net assets in liquidation:
     Refund of charges                                                  17
     Issuance of common stock                                           75
     Contribution of management's services and rent                    185
                                                                  --------
Net assets in liquidation at end of period                        $     28
                                                                  ========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE TWELVE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

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

      As a result of the liquidation and reasons discussed below, the Company's management has determined that it is an inactive entity (See "Item 1. Business - Inactive Entity"). The Company meets all of the criteria as set forth below except as noted:

            (a) Gross receipts from all sources for the fiscal year ended March 31, 2003 are not in excess of $100,000;

            (b) The registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock;
      (1)

            (c) Expenditures for all purposes for the fiscal year ended March 31, 2003 are not in excess of $100,000; (2)

            (d) No material change in the business has occurred during the fiscal year, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

            (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

      (1) During the last fiscal year, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses, and Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and another investor provided funding to the Company. All of the shares issued are legended and neither investor, has any intention of selling the stock publicly in the foreseeable future. (See "Item 1. Business - Inactive Entity")

      (2) Operating expenses of approximately $260,000 include approximately $185,000 of contributed services and rent. The Company recorded such $185,000 as a contribution of capital because there was no cash outlay for such expenses.

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

      (d) USE OF ESTIMATES

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

2. STOCKHOLDERS' EQUITY

      (a) STOCK AND OPTION ISSUANCES

      The Company has issued common stock and options under the provisions of:

            (i) 1996 STOCK INCENTIVE PLAN

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

            Additional information as follows:

                                                                                   Weighted
                                                                     Shares        Average
                                                                     Subject to    Exercise
                                                                     Options       Price
                                                                     ----------------------
            Outstanding at March 31, 2002 at $1.69-$2.15 per share      41,500      $2.13
             Granted, exercised and extinguished                            --      $  --
                                                                     ----------------------
            Outstanding at March 31, 2003 at $1.69-$2.15 per share      41,500      $2.13
                                                                     ======================

            The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

                                   Outstanding and   Weighted Average         Weighted
            Range of               Exercisable at    Remaining Contractual    Average Exercise
            Exercise Prices        March 31, 2003    Life (Years)             Price
            ----------------------------------------------------------------------------------
            $1.69 to $2.15           41,500              4.39                    $2.13

            (ii) 1998 CONSULTANT STOCK INCENTIVE PLAN

            The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2003.

                                                                                     Weighted
                                                                        Shares       Average
                                                                      Subject to     Exercise
                                                                       Options        Price
                                                                     ------------------------
            Outstanding at March 31, 2002 at $0.875-$2.15 per share     40,000        $1.19
            Granted, exercised and extinguished                             --        $  --
                                                                     ------------------------
            Outstanding at March 31, 2003 at $0.875-$2.15 per share     40,000        $1.19
                                                                     ========================

            The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2003:

                                   Outstanding and   Weighted Average         Weighted
            Range of               Exercisable at    Remaining Contractual    Average Exercise
            Exercise Prices        March 31, 2003    Life (Years)             Price
            ----------------------------------------------------------------------------------
            $0.875 to $2.15              40,000                 5.15               $1.19

            (iii) SEVERANCE OPTIONS

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

            Additional information as follows:

                                                                       Weighted        Shares
                                                                       Average        Subject
                                                                       Exercise          to
                                                                        Price          Options
                                                                     --------------------------
            Outstanding at March 31, 2002 at $0.35 per share            $0.35          300,000
            Granted, exercised and extinguished                         $0.00             0
                                                                     --------------------------
            Outstanding at March 31, 2003 at $0.35 per share            $0.35          300,000
                                                                     ==========================

            The following table summarizes information about severance stock options outstanding and exercisable at March 31, 2003:

                                   Outstanding and   Weighted Average         Weighted
            Range of               Exercisable at    Remaining Contractual    Average Exercise
            Exercise Prices        March 31, 2003    Life (Years)             Price
            ----------------------------------------------------------------------------------
             $0.35 per share          300,000             .70                     $0.35

3. COMMITMENTS AND CONTINGENCIES

      Management uses its personal offices to conduct business for the Company. As a result, no rent has been paid during the fiscal year ended March 31, 2003. However, as a result of the contribution of rent, a charge was recorded to rent and paid in capital of approximately $60,000.

4. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management believes that this lawsuit should not have a material adverse effect on the net assets in liquidation. As of March 31, 2003, the claimant has not pursued its claim by docketing it in Court or replying to the Company's counterclaim.

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company could result in litigation or other legal complications, and attendant costs and efforts by the Company's management to resolve such matters. EZCD.com filed for bankruptcy liquidation in August, 2000 and the Company is making creditor claims in such proceeding which have been partially accepted by the trustee therein, and will result in a nominal distribution. There is little likelihood of any material recovery.

      From time to time in previous years, the Company had been a party to other legal actions and proceedings incidental to its business. As of the date of this report, however, the Company knows of no other pending or threatened legal actions that could have a material impact on the net assets in liquidation.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2003, accounts payable and accrued liabilities were comprised of the following:

                                                        2003
                                                    -----------
                                                    (Amounts in
                                                     thousands)

                  Accrued professional fees          $      11
                  Accounts payable                           2
                                                     ---------
                                                     $      13
                                                     =========

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Siti-Sites.com,Inc.
Yonkers, New York

We have audited the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows of Siti-Sites.com, Inc. and subsidiary for the year ended March 31, 2001, and the statements of operations and comprehensive loss, stockholders' equity and cash flows for the period from April 1, 2001 to December 31, 2001. In addition, we have audited the accompanying statement of net assets in liquidation as of March 31, 2002, and the related statement of changes in net assets in liquidation for the period from January 1, 2002 to March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Siti-Sites.com, Inc. and its subsidiary's operations and its cash flows for the year ended March 31, 2001 and for the period from April 1, 2001 to December 31, 2001, its net assets in liquidation as of March 31, 2002, and the changes in its net assets in liquidation for the period from January 1, 2002 to March 31, 2002 in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


/s/ McGladrey & Pullen, LLP
McGladrey & Pullen, LLP
White Plains, New York
May 21, 2002

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)
                                                                  March 31, 2002
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                         $     39
  Receivables and other assets                                             4
                                                                    --------
         Total current assets                                             43
                                                                    --------

                                                                    --------
Property and Equipment, net                                               --
                                                                    --------
         Total assets                                               $     43
                                                                    ========

Liabilities:
Current Liabilities
  Accounts payable and accrued liabilities                          $     32
                                                                    --------
         Total current liabilities                                        32
                                                                    --------

         Total liabilities                                                32
                                                                    --------


Net Assets in Liquidation                                           $     11
                                                                    ========

See accompanying notes to consolidated financial statements

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation
Three Months Ended March 31, 2002
(Amounts in thousands)

Net assets in liquidation at January 1, 2002                   $      64
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated
costs                                                               (110)
Increases to net assets in liquidation:
     Issuance of common stock                                          3
     Contribution of management's services and rent                   46
     Insurance recovery from World Trade Center
          attack                                                       8
                                                               ---------
Net assets in liquidation at March 31, 2002                    $      11
                                                               =========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statements of Operations and Comprehensive Loss (Going Concern Basis)
For the Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001 (Amounts in thousands, except per share amounts)

                                                         Nine
                                                        Months          Year
                                                         Ended         Ended
                                                      December 31,    March 31,
                                                          2001          2001
-------------------------------------------------------------------------------
Revenues                                                $     --     $     --
                                                        --------     --------
Operating costs and expenses:
  Impairment of goodwill                                      --          134
  Selling, general and administrative expenses               343          668
                                                        --------     --------
           Total operating costs and expenses                343          802
                                                        --------     --------
Operating loss                                              (343)        (802)
                                                        --------     --------
Other income (expense):
   Interest income                                            --           32
   Gain on litigation settlement                              --           19
   Gain on sale of marketable securities                      --           28
   Impairment provision on assets                           (157)          --
   Loss on disposal of equipment                             (74)          --
   Other income                                               19            2
                                                        --------     --------
   Total other income (expense), net                        (212)          81
                                                        --------     --------
Loss from continuing operations                             (555)        (721)
                                                        --------     --------
Discontinued operations:
   Loss from discontinued operations - all divisions        (604)      (1,281)
                                                        --------     --------
 Loss from discontinued operations                          (604)      (1,281)
                                                        --------     --------
Net loss                                                $ (1,159)    $ (2,002)
   Other Comprehensive Loss, net                              (3)          (1)
                                                        --------     --------
Comprehensive loss                                      $ (1,162)    $ (2,003)
                                                        ========     ========
Basic and diluted loss per common share:
   Loss  from continuing operations                     $   (.03)    $   (.05)
   Loss from discontinued operations                        (.04)        (.09)
                                                        --------     --------
Net loss per common share                               $   (.07)    $   (.14)
                                                        ========     ========
Weighted Average Number of Common Shares used in
basic and diluted calculation (see note 1 (i) to
financial statements)                                     15,697       14,024
                                                        ========     ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity (Going Concern Basis) (Amounts in thousands)

                                           Class A
                                          Convertible
                                           Preferred                                          Treasury
                                             Stock     Common Stock                             Stock
                                          -----------  -------------                       ---------------
                                                                                                              Accumulated
                                                                                                                 Other
                                                                     Paid-in  Accumulated                    Comprehensive
                                          Shares   $   Shares    $   Capital    Deficit    Shares      $         Income       Total
                                          ------------------------------------------------------------------------------------------

                                          ------------------------------------------------------------------------------------------
Balance, March 31, 2000                       -   $ -   9,812  $ 10  $ 75,938  $ (74,270)     62    $ (311)         $ 4      $ 1,371

Net loss                                      -     -       -     -         -     (2,002)      -         -            -      (2,002)
Issuance of common stock                      -     -   5,705     6     1,280           -      -         -            -        1,286
Unrealized gain on marketable securities      -     -       -     -         -           -      -         -           (1)         (1)
Contribution of services by management        -     -       -     -       268           -      -         -            -          268
Settlement agreement                          -     -       -     -         -           -     60       (19)           -         (19)
                                          ------------------------------------------------------------------------------------------
Balance, March 31, 2001                       -   $ -  15,517  $ 16  $ 77,486  $ (76,272)    112    $(330)          $ 3        $ 903

Net loss                                      -     -       -     -         -     (1,159)      -         -            -      (1,159)
Issuance of common stock                      -     -   4,501     4       123           -      -         -            -          127
Unrealized gain on marketable securities      -     -       -     -         -           -      -         -           (3)         (3)
Contribution of services by management        -     -       -     -       196           -      -         -            -          196
                                          ------------------------------------------------------------------------------------------
Balance, December 31, 2001                    -   $ -  20,018  $ 20  $ 77,805  $ (77,431)    112    $ (330)         $ -         $ 64
                                          ==========================================================================================

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Going Concern Basis)
Nine Months Ended December 31, 2001 and the Year Ended March 31, 2001 (Amounts in thousands)

                                                                          Nine Months
                                                                             Ended            Year Ended
                                                                          December 31,          March 31,
                                                                              2001                2001
---------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                                    $(1,159)            $(2,002)
Adjustments to reconcile net loss to net cash used by continuing activities:
Impairment provision on assets                                                  157                 134
Gain on litigation settlement                                                    --                 (19)
Gain on sale of marketable securities                                            (5)                (29)
Depreciation and amortization                                                     8                  92
Loss on sale of assets                                                           74                  --
Compensation to employees and consultants  via stock and options                  8                   6
Contribution of services by management                                           65                  53
(Increase)decrease  in:
 Receivables and other assets                                                    18                   5
Increase(decrease)  in:
  Accounts payable                                                               (5)                  3
  Accrued liabilities                                                           (90)                (81)
 Income on discontinued operations                                              604               1,281
                                                                            -------             -------
Net cash used by continuing operations                                         (325)               (557)
Net cash used by discontinued operations                                       (510)               (813)
---------------------------------------------------------------------------------------------------------
Net cash used by operating activities                                          (835)             (1,370)
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Capitalization of Artist Promotion Services                                    (157)                 --
Proceeds from sale of marketable securities                                     626               2,233
Proceeds from sale of property and equipment                                     24                  --
Purchase of marketable securities                                                --              (2,339)
Purchase of property and equipment                                               (2)                (47)
---------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                491                (153)
---------------------------------------------------------------------------------------------------------
Cash flow from financing activities:
Proceeds from the issuance of common stock                                      110               1,150
---------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       110               1,150
---------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (234)               (373)
Cash and cash equivalents, beginning of period                                  320                 693
---------------------------------------------------------------------------------------------------------
Total cash and cash equivalents, end of period (excluding cash
amounts in net assets of discontinued operations)                           $    86             $   320
                                                                            =======             =======

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED MARCH 31, 2002 AND 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN FOR LIQUIDATION

            For a complete description of management's plan for liquidation, see "Notes to the Consolidated Financial Statements for the Twelve Months Ended March 31, 2003 - Note 1. (a)".

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

      (d) DISCONTINUED OPERATIONS

            In the year ended March 31, 2001, the Company discontinued the operations of the New York Expo due to the continuing losses associated with the April 21-22, 2001 Music and Internet Expo, resulting in a loss of approximately $44,000 and $356,000, respectively, for the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001.

            In November 2001, as a result of the Company's inability to complete the necessary software and marketing plans, the Company discontinued the remaining operations of the Hungry Bands and New Media Music. The divisions had losses of approximately $201,000 and $349,000 for Hungry Bands and $359,000, and $576,000 for New Media Music, respectively, for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior periods' financial statements have been restated to reflect such discontinuation. All assets and liabilities of the discontinued segments have been reflected as net assets or liabilities of discontinued operations. The following table reflects the net liabilities as of March 31, 2002 and 2001:

      New York Expo

            As of March 31,                      2002          2001
                                                ----------------------
                                                (Amounts in thousands)
            Cash                                  -              33
            Customer deposits                     -              28
            Accrued expenses                      -            (140)
                                                ----------------------
                            Total                 -             (79)
                                                ======================

      Hungry Bands

            For the periods ended, March 31,     2002          2001
                                                ----------------------
                                                (Amounts in thousands)
            Cash                                  -              4
            Accrued expenses                      -             (4)
                                                ----------------------
                            Total                 -             (0)
                                                ======================

      New Media Music

            For the periods ended, March 31,     2002          2001
                                                ----------------------
                                                (Amounts in thousands)
            Cash                                  -              2
            Accounts payable                      -             (3)
            Accrued expenses                      -            (26)
                                                ----------------------
                            Total                 -            (27)
                                                ======================

      Operating results from discontinued operations are as follows:

      New York Expo:

                                                            Nine        Twelve
                                                           months       months
                                                           ended        ended
                                                          December     March 31,
                                                          31, 2001       2001
                                                          ----------------------
         Revenues                                         $      -     $     78
                                                          ----------------------

         Operating costs and expenses:
           Cost of Sales                                        44          133
           Selling, general and administrative expenses          -          301
                                                          ----------------------
                     Total operating costs and expenses         44          434
                                                          ----------------------
         Operating Loss                                        (44)        (356)
         Other income and (expenses)                             -            -
                                                          ----------------------
         Income (loss) from discontinued operations       $    (44)    $   (356)
                                                          ======================

      Hungry Bands

                                                            Nine        Twelve
                                                           months       months
                                                           ended         ended
                                                          December     March 31,
                                                          31, 2001       2001
                                                          ----------------------
         Revenues                                         $     --     $      1
                                                          ----------------------

         Operating costs and expenses:
           Cost of Sales                                         -            -
           Selling, general and administrative expenses        201          350
                                                          ----------------------
                     Total operating costs and expenses        201          350
                                                          ----------------------
         Operating Loss                                       (201)        (350)
         Other income and (expenses)                             -            -
                                                          ----------------------
         Loss from discontinued operations                $   (201)    $   (349)
                                                          ======================


         New Media Music

                                                            Nine        Twelve
                                                           months       months
                                                           ended        ended
                                                          December     March 31,
                                                          31, 2001       2001
                                                          ----------------------
         Revenues                                         $      -     $      1
                                                          ----------------------

         Operating costs and expenses:
           Cost of Sales                                         -            -
           Selling, general and administrative expenses        359          577
                                                          ----------------------
                     Total operating costs and expenses        359          577
                                                          ----------------------
         Operating Loss                                       (359)        (577)
         Other income and (expenses)                             -            -
                                                          ----------------------
         Loss from discontinued operations                $   (359)    $   (576)
                                                          ======================


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

      (i) LOSS PER COMMON SHARE

            Loss per share for the nine months ended December 31, 2001 and the twelve months ended March 31, 2001 were based on the weighted average number of common shares and common stock equivalents (convertible preferred shares, stock options and warrants), if applicable, assumed to be outstanding during the year. The weighted average number of shares used in the computation of loss per share for the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001 are approximately 15,697,000, and 14,024,000, respectively.

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

            The web site development costs incurred during the nine months ended December 31, 2001 that were associated with the testing stage were capitalized and subsequently expensed as a result of management's liquidation plan in the amount of approximately $157,000 (See Note 1(j)). The expenses associated with operating the website were expensed. Web site development costs incurred through March 31, 2001 were expensed and the Company had elected to not capitalize any previously eligible costs.

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

      As of March 31, 2002, there were no marketable securities. As of March 31, 2001 marketable securities were comprised of investments in government securities which consisted primarily of Federal Home Loan Bank Discount Notes. The aggregate cost, fair value and unrealized holding gains for those Notes held at March 31, 2001 are as follows:

                                                Aggregate     Gross Unrealized
                                  Cost Basis    Fair Value      Holding Gain
------------------------------------------------------------------------------
March 31, 2001:                             (Amounts in thousands)
Government securities, maturing
Between 1 and 3 years                   $621         $624            $3
                                  ============================================

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

      Additional information as follows:

                                                               Shares   Weighted
                                                              Subject    Average
                                                                 to     Exercise
                                                              Options     Price
                                                              ------------------
      Outstanding at March 31, 2001 at $1.69-$2.15 per share   41,500     $2.13
       Granted, exercised and extinguished                         --     $  --
                                                              ------------------
      Outstanding at March 31, 2002 at $1.69-$2.15 per share   41,500     $2.13
                                                              ==================

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2002:

                                                 Weighted
                                                 Average          Weighted
                            Outstanding and      Remaining        Average
      Range of Exercise     Exercisable at       Contractual      Exercise
      Prices                March 31, 2002       Life (Years)     Price
      --------------------------------------------------------------------
      $1.69 to $2.15           41,500                5.39          $2.13

            (iii) 1998 CONSULTANT STOCK INCENTIVE PLAN

            The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2002 and 2001.

                                                               Shares   Weighted
                                                              Subject    Average
                                                                 to     Exercise
                                                              Options     Price
                                                              ------------------
      Outstanding at March 31, 2001 at $0.875-$2.15 per share  40,000     $1.19
      Granted, exercised and extinguished                          --     $  --
                                                              ------------------
      Outstanding at March 31, 2002 at $0.875-$2.15 per share  40,000     $1.19
                                                              ==================

      The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2002:

                                                 Weighted
                                                 Average          Weighted
                            Outstanding and      Remaining        Average
      Range of Exercise     Exercisable at       Contractual      Exercise
      Prices                March 31, 2002       Life (Years)     Price
      --------------------------------------------------------------------

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

                                                               Shares   Weighted
                                                              Subject    Average
                                                                 to     Exercise
                                                              Options     Price
                                                              ------------------
      Outstanding at March 31, 2001 at $0.50 per share            0       $0.00
      Granted at $0.50 per share                               500,000    $0.50
      Cancelled at $0.50 per share                            (500,000)   $0.50
                                                              ------------------
      Outstanding at March 31, 2002 at $0.50 per share            0       $0.00
                                                              ==================

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

      Additional information as follows:

                                                            Weighted     Shares
                                                             Average    Subject
                                                            Exercise       to
                                                              Price     Options
                                                            -------------------
      Outstanding at March 31, 2001 at $0.35 per share        $0.35     300,000
      Granted, exercised and extinguished                     $0.00        0
                                                            -------------------
      Outstanding at March 31, 2002 at $0.35 per share        $0.35     300,000
                                                            ===================


      The following table summarizes information about severance stock options outstanding and exercisable at March 31, 2002:

                                                 Weighted
                                                 Average          Weighted
                            Outstanding and      Remaining        Average
      Range of Exercise     Exercisable at       Contractual      Exercise
      Prices                March 31, 2002       Life (Years)     Price
      --------------------------------------------------------------------
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

            SFAS No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans and stock-based compensation had been determined in accordance with the fair value method prescribed by SFAS No. 123. There were no stock options granted to employees during the fiscal year ended March 31, 2001. However, there were 1,005,000 shares issued as compensation during the fiscal year ended March 31, 2001. There were 500,000 stock options granted during the fiscal year ended March 31, 2002.

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

            Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                       Nine months ended    Year ended March 31,
                                       December 31, 2001            2001

                                         (In thousands, except per share data)
                                       -----------------------------------------
          Net Loss:
             As reported                   $(1,159)               $(2,002)
             Pro forma                     $(1,165)               $(2,004)

          Basic and diluted loss per share:
             As reported                   $ (0.07)               $ (0.14)
             Pro forma                     $ (0.07)               $(0.143)

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

      Total rent expense for the nine months ended December 31, 2001 and the year ended March 31, 2001 was approximately $47,000 and $18,000, respectively.

6. INCOME TAXES

      Deferred income taxes are provided for temporary differences between amounts reported for financial statement and income tax purposes. Deferred tax assets consist of:


                                                   Nine months
                                                      ended         Year ended
                                                   December 31,      March 31,
                                                       2001            2001
-------------------------------------------------------------------------------
                                                       (Amounts in thousands)
Tax benefit of net operating loss carryforwards
including current year loss                          $ 1,868         $ 1,483
Valuation allowance                                   (1,868)         (1,483)
-------------------------------------------------------------------------------
                                                     $    --         $    --
                                                   ============================

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

      The differences between the statutory Federal income tax rate of 34% and the income taxes reported in the statements of operations are as follows:

                                                   Nine months
                                                      ended         Year ended
                                                   December 31,      March 31,
                                                       2001            2001
                                                   ---------------------------
                                                      (Amounts in thousands)

Net loss                                            $ (1,159)       $ (2,002)
                                                   ===========================

Statutory rate                                      $   (394)       $   (681)
State and local tax - net of federal tax benefit
                                                         (69)           (119)
Loss from which no tax
    benefit was provided                                 463             800
                                                   ---------------------------

Total Tax Provision                                 $     --        $     --
                                                   ===========================

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

8. STATEMENTS OF CASH FLOWS

                                                     ---------------------------
                                                     Nine months
                                                        ended         Year ended
                                                     December 31,      March 31,
                                                         2001            2001
                                                     ---------------------------
                                                        (Amounts in thousands)
Supplemental disclosures of cash flow information:
   Cash paid during the year for income taxes           $   8            $  10

Non-cash transactions:
    Compensation to consultants and employees via
    stock and options                                   $   8            $   6
    Contribution by management (rent and compensation)  $  65            $  53
    Gain on litigation                                  $  --            $ (19)
    HungryBands.com, NewMediaMusic.com and
    NewYorkExpo.com acquisitions                        $  --            $  53
Discontinued Operations Non-cash transactions:
      Depreciation                                      $  16            $  30
      Compensation to employees via stock               $  10            $  77
      Contribution of services and rent                 $ 131            $ 215

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

      On April 9, 2000, SITI entered into a Business Development Agreement with Mediaviewer.com to develop an improved radio player whereby the costs to develop such player are funded by SITI. These costs were not expected to exceed $25,000 payable in installments based upon certain prescribed performance objectives. This agreement has been terminated and is part of discontinued operations.

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

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2002, accounts payable and accrued liabilities were comprised of the following:

                                                        2002
                                                     ---------
                                              (Amounts in thousands)

                  Accrued audit and tax fees         $     25
                  Accrued expenses                          7
                                                     ---------
                                                     $     32

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for the nine months ended December 31, 2001 and the fiscal year ended March 31, 2001.

(In thousands except per share data)
                                                       Quarter Ended
Nine months ended December 31, 2001           Dec. 31     Sept. 30    June 30
-----------------------------------------------------------------------------

Net sales                                          0           0          0
Cost of sales                                      0           0          0
-----------------------------------------------------------------------------
Gross profit                                       0           0          0
-----------------------------------------------------------------------------
Loss from continuing operations                 (369)        (24)      (163)
Loss from discontinued operations               (173)       (174)      (257)
-----------------------------------------------------------------------------
Net loss                                        (542)       (198)      (420)
Loss per common share:
Continuing operations                         (0.023)     (0.002)    (0.011)
Discontinued operations                       (0.011)     (0.011)    (0.017)
-----------------------------------------------------------------------------
Total                                         (0.034)     (0.013)    (0.027)
-----------------------------------------------------------------------------


                                                   Quarter Ended
2001                                Mar. 31     Dec. 31    Sept. 30      June 30
--------------------------------------------------------------------------------

Net sales                                0           0           0            0
Cost of sales                            0           0           0            0
--------------------------------------------------------------------------------
Gross profit                             0           0           0            0
--------------------------------------------------------------------------------
Loss from continuing operations       (274)       (194)       (102)        (151)
Loss from discontinued operations     (367)       (250)       (335)        (329)
--------------------------------------------------------------------------------
Net loss                              (641)       (444)       (437)        (480)
Loss per common share:
Continuing operations               (0.018)     (0.013)     (0.017)      (0.014)
Discontinued operations             (0.024)     (0.017)     (0.023)      (0.030)
--------------------------------------------------------------------------------
Total                               (0.042)     (0.030)     (0.030)      (0.044)
--------------------------------------------------------------------------------