Form 10-Q
period 2003-06-30
SITI-SITES COM INC
filed 2003-08-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
      _______________

                         Commission File Number 0-15596


                              SITI-SITES.COM, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                     75-1940923
(State of incorporation)                                     (I.R.S. Employer
                                                             Identification No.)

47 Beech Road, Englewood, New Jersey                         07631
(Address of principal executive offices)                     (Zip Code)

111 Lake Avenue, Suite #7, Tuckahoe, New York                10707
(Address of Chief Financial Officer)                         (Zip Code)

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

As of August 11, 2003, the registrant had outstanding 23,418,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2000 (the "Form 10-K for 2000");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2002 ("June 30, 2002 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                  JUNE 30, 2003


PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       --------

Item 1. Financial Information

Statement of Net Assets in Liquidation at June 30, 2003 (Unaudited)
and March 31, 2003.....................................................    1

Statement of Changes in Net Assets (Liabilities) in Liquidation
(Unaudited) for the Three Months Ended June 30, 2003 and
June 30, 2002..........................................................    2

Notes to Condensed Financial Statements (Unaudited)....................    3


Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation..............................................    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    8

Item 4. Controls and Procedures........................................    8


PART II.  OTHER INFORMATION............................................    8

Item 1. Legal Proceedings .............................................    8

Item 5. Other Information .............................................    8

Item 6. Exhibits and Reports on Form 8-K...............................    9

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                             June 30, 2003
                                              (Unaudited)     March 31, 2003
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                     $   28            $   36
  Receivables and other assets                      --                 5
                                                ------            ------

         Total current assets                       28                41
                                                ------            ------


         Total assets                           $   28            $   41
                                                ------            ------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities      $   11            $   13
                                                ------            ------
         Total current liabilities                  11                13
                                                ------            ------

         Total liabilities                          11                13
                                                ------            ------

Commitments and contingencies                       --                --

                                                ------            ------

Net Assets in Liquidation                       $   17            $   28
                                                ======            ======



See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.

Statement of Changes in Net Assets (Liabilities) in Liquidation

                                                                      June 30,       June 30,
                                                                        2003          2002
                                                                    (Unaudited)    (Unaudited)
                                                                    -----------    -----------
Three months ended
(Amounts in thousands)

Net assets in liquidation beginning of period                         $   28         $   11
Additions to net assets in liquidation:
     Contribution of management's services and rent                       38             46
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                   (49)           (62)
                                                                      ------         ------
Net assets (liabilities) in liquidation at end of period              $   17         $   (5)
                                                                      ======         ======

See accompanying notes to consolidated financial statements

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

      As a result of the liquidation and reasons discussed below, the Company's management has determined that it is an inactive entity (See "Form 10-K for 2003, Item 1. Business - Inactive Entity"). The Company meets all of the criteria as set forth below except as noted:

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

      (1) During the last fiscal year, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses, and Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and another investor provided funding to the Company. All of the shares issued are legended and neither investor, has any intention of selling the stock publicly in the foreseeable future. (See "Form 10-K for 2003, Item 1. Business - Inactive Entity")

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

      (c) RECENT HISTORY

      For a full discussion of the Company's recent history refer to Form 10-K for 2003, Form 10-K for 2002 and Form 10-K for 2001, incorporated herein by reference.

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

2. LITIGATION

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management believes that this lawsuit should not have a material adverse effect on the net assets in liquidation. As of June 30, 2003, the claimant has not pursued its claim by docketing it in Court or replying to the Company's counterclaim.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                            June 30,    March 31,
                                             2003         2003
                                           ----------------------
                                           (Amounts in thousands)

      Accrued professional fees             $   11       $   11
      Accounts payable and accrued
           Expenses                             --            2
                                            ------       ------
                                            $   11       $   13
                                            ======       ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2003. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

      SITI's history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The current senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN.EOB".

      In view of the Company's determination to seek other business opportunities to create shareholder value, the following information should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Liquidation).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of June 30, 2003 the Company had net assets of $17,000.

      As of June 30, 2003, the Company's total assets were $28,000, represented entirely by cash. During the three months ended June 30, 2003, the Company paid approximately $49,000 in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $6,000 and $3,000, respectively, as well as management's contribution of their services of approximately $31,000.

      As of June 30, 2003, the Company's liabilities were $11,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 year end agreed upon procedures. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $38,000 to compensation and rent.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three months ended June 30, 2002 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

RISK FACTORS

      See the Company's Annual Report on Form 10-K , "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition." and "Status of Liquidation" set forth herein.

STATUS OF LIQUIDATION

      SITI continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. There can be no assurance these of any merger or sale occurring or such transaction will be viable for the Company. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in its fiscal 2003 Annual Report filed on Form 10-K have not changed significantly.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. The suit was brought one year after the Company terminated the service in November, 2001, returned the "router" connecting the system and paid all outstanding bills into December, 2001. Although the outcome of any legal proceedings cannot be predicted with certainty, based on current knowledge of the applicable law and facts taking into consideration the opinion of the Company's general counsel that the allegations lack merit and substance, and that the Company should prevail in this litigation, management believes that this lawsuit should not have a material adverse effect on the net assets in liquidation. As of June 30, 2003, the claimant has not pursued its claim by docketing it in Court or replying to the Company's counterclaim.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 202

      B.    Reports on Form 8-K

            On July 15,2003, the Company filed Form 8-K announcing at "Item 4. Change in the Registrant's Certifying Accountant", the Company's termination of McGladrey & Pullen, LLP as its auditors as a result of the Company's inactive status.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:   August 13, 2003

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