Form 10-Q
period 2003-09-30
SITI-SITES COM INC
filed 2003-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

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

YES |X| NO |_|

As of November 14, 2003, the registrant had outstanding 23,418,178 shares of its Common Stock, par value $.001 per share, and trades under the symbol SITN.PK.

The following documents filed with the Securities and Exchange Commission ("SEC") are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2000 (the "Form 10-K for 2000");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2002 ("September 30, 2002 Form 10-Q")

                              SITI-SITES.COM, INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2003

PART I.  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------

Item 1. Financial Information
Statement of Net Assets in Liquidation at September 30, 2003 (Unaudited) and March 31, 2003......    1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three and Six
Months Ended September 30, 2003 and September 30, 2002...........................................    2

Notes to Condensed Financial Statements (Unaudited)..............................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation........................................................................    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................    9

Item 4. Controls and Procedures..................................................................    9

PART II.  OTHER INFORMATION......................................................................    9

Item 1. Legal Proceedings .......................................................................    9

Item 5. Other Information .......................................................................    9

Item 6. Exhibits and Reports on Form 8-K.........................................................   10

PART I.  FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                            September 30,   March 31,
                                                 2003         2003
                                             (Unaudited)
----------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                    $     12     $     36
  Receivables and other assets                       --            5
                                               --------     --------
         Total current assets                        12           41
                                               ========     ========

         Total assets                          $     12     $     41
                                               --------     --------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities     $      9     $     13
                                               --------     --------
         Total current liabilities                    9           13
                                               --------     --------

         Total liabilities                            9           13
                                               --------     --------

Commitments and contingencies                        --           --

                                               --------     --------

Net Assets in Liquidation
                                               $      3     $     28
                                               ========     ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                                  September      September
                                                                  30, 2003       30, 2002
Three months ended                                               (Unaudited)    (Unaudited)
                                                                -------------- --------------
(Amounts in thousands)
Net assets (liabilities) in liquidation beginning of period            $  17         $   (5)
Additions to net assets in liquidation:
     Contribution of management's services and rent                       38             46
     Increase in receivables                                                              4
     Issuance of common stock                                                            45
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                   (52)           (64)
                                                                -------------- --------------
Net assets in liquidation at end of period                                 3         $   26
                                                                ============== ==============

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                                  September      September
                                                                  30, 2003       30, 2002
Six months ended                                                 (Unaudited)    (Unaudited)
                                                                -------------- --------------
(Amounts in thousands)
Net assets in liquidation beginning of period                          $  28          $  11
Additions to net assets in liquidation:
     Contribution of management's services and rent                       76             92
     Increase in receivables                                                              4
     Issuance of common stock                                                            45
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                  (101)          (126)
                                                                -------------- --------------
Net assets in liquidation at end of period                             $   3          $  26
                                                                ============== ==============

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

            Asset Liquidation. The Company's only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold, and all employees were terminated in November, 2001. A team of two software consultants were paid in December, 2001 and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. However, complications in completing the software resulted in management terminating these consulting relationships, with a view to restarting them, if possible, when specific marketing or sale opportunities present themselves. The Company shut down all of its websites effective February 1, 2002.

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

            The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 and 2003, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, "reverse merge" a suitable candidate into such subsidiary and then distribute the Company's shares retained therein (ranging from 15% to 5%, depending on the business involved) to all of the

Company's shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle several such transactions if their business merit justifies "going public" in this manner.

            In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding is to finance ongoing activity of the Company.

            Other 2002-2003 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for smaller companies "going public" increase the difficulties in arranging any such transactions.

            The Company Chairman/CEO Lawrence M. Powers, in order to finance ongoing corporate expenses, purchased an additional 1,500,000 shares of common stock of the Company as of October 23, 2002, at $.02 per share. The Company's stock was trading at $.02 per share for most of the three weeks preceding October 23, 2002 with nominal volume. The shares sold to Mr. Powers were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. The several other business risks to the purchaser described above are continuing. As a result of this stock purchase transaction completed October 28, 2002, the Company's outstanding common stock increased as of such date from 21,918,178 shares to 23,418,178 shares.

      As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See "Form 10-K for 2003, Item 1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

            (a) Gross receipts from all sources for the fiscal year ended March 31, 2003 were not in excess of $100,000;

            (b) The registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

            (c) Expenditures for all purposes for the fiscal year ended March 31, 2003 were not in excess of $100,000; (2)

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

      (1) During the last fiscal year, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses, Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and another investor provided funding to the Company. All of the shares issued are legended and neither investor, has any intention of selling the stock publicly in the foreseeable future. (See "Form 10-K for 2003, Item 1. Business - Inactive Entity")

      (2) Operating expenses of approximately $260,000 include approximately $185,000 of contributed services and rent. The Company recorded such $185,000 as a contribution of capital because there was no cash outlay for such expenses.

      Audited financial statements are planned to be resumed when an appropriate "reverse merger" transaction justifies the expense. The Company expects to continue filing unaudited quarterly and annual financial statements with the SEC.

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

                  The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there were substantial risks and uncertainties associated with carrying out the liquidation of the Corporation's existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the asset liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation, or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

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

2. LITIGATION

                  As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December,

2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. In the opinion of the Company's general counsel (Lawrence M. Powers) the claim lacks merit and substance, and the Company should prevail in this litigation, without material adverse effect. Nine months after "pro-forma" service of a summons, the claimant has still not pursued its claim by docketing it in Court or replying to the Company's counterclaim showing payment in full in November, 2001.

            Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company in 2000 have been resolved in the EZCD.com bankruptcy liquidation, and the Company expects only a $35,000 recovery. There is little likelihood of any further recovery.

            From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business. Counsel have also been investigating a substantial claim on behalf of the Company, which could result in its starting litigation, which will be disclosed in subsequent SEC filings as the initial legal work is completed.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

            Accounts payable and accrued liabilities were comprised of the following:

                                                    September 30,      March 31,
                                                        2003             2003
                                                    ----------------------------
                                                       (Amounts in thousands)

                  Accrued professional fees           $      2          $   11
                  Accounts payable and accrued
                       Expenses                              7               2
                                                      --------          ------
                                                      $      9          $   13
                                                      ========          ======

4. SUBSEQUENT EVENT

            In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding is to finance ongoing activity of the Company.

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

TO TIME WITH THE SEC, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

Overview

      SITI has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. (See "Financing") The Company was an Internet media company from 1999 through 2001, with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. The Company intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promoted and marketed the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As of December 31, 2001, the Company discontinued the operations of its New Media Music (which had a substantial public audience for its daily news and articles) and its HungryBands divisions, because they were still not viable businesses. As of March 31, 2001, the Company discontinued the operations of the New York Expo as a result of increased losses associated with the production of its second Expo. In addition, during fiscal 2000, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, now in bankruptcy liquidation. Such investment was written off at March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations.

      SITI's history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company's senior management and Board of Directors were replaced. The current senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol "SITI" is now "SITN.PK".

      In view of the Company's determination to seek other business opportunities to create shareholder value, the following information should not be relied upon as an indication of future performance. All of the Company's operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Asset Liquidation).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of September 30, 2003 and 2002, the Company had net assets of $3,000 and $26,000, respectively.

      As of September 30, 2003, the Company's total assets were $12,000, represented entirely by cash. During the three and six months ended September 30, 2003, the Company paid approximately $49,000 and $52,000, respectively, in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $12,000 and $6,000, respectively, as well as management's contribution of their services of approximately $62,000.

      As of September 30, 2003, the Company's liabilities were $9,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 year end "agreed upon accounting procedures". Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $77,000 to compensation and rent for the six months ended September 30, 2003.

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

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three months ended June 30, 2002 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in asset liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

      The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there were substantial risks and uncertainties associated with carrying out the liquidation of the Corporation's existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the asset liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that could ultimately be distributable to shareholders and no assurance can be given that the amount to be received in asset liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net Assets in Liquidation, or the prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

RISK FACTORS

      See the Company's Annual Report on Form 10-K , "Item 1 - Risk Factors That May Affect the Company's Business, Future Operating Results and Financial Condition." and "Status of Asset Liquidation" set forth herein.

STATUS OF ASSET LIQUIDATION

      SITI continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. There can be no assurance these of any merger or sale occurring or such transaction will be viable for the Company. There are also several other business risks to the purchasers, because the Company has no ongoing operations, has liquidated its assets, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions.(See "Financing")

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in its fiscal 2003 Annual Report filed on Form 10-K have not changed significantly.

ITEM 4. CONTROLS AND PROCEDURES

      (a) The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Securities Exchange Act of 1934 Rules.

      (b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. In the opinion of the Company's general counsel (Lawrence M. Powers) the claim lacks merit and substance, and the Company should prevail in this litigation, without material adverse effect. Nine months after "pro-forma" service of a summons, the claimant has still not pursued its claim by docketing it in Court or replying to the Company's counterclaim showing payment in full in November, 2001.

            Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company in 2000 have been resolved in the EZCD.com bankruptcy liquidation, and the Company expects only a $35,000 recovery. There is little likelihood of any further recovery.

            From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business. Counsel have also been investigating a substantial claim on behalf of the Company, which could result in its starting litigation, which will be disclosed in subsequent SEC filings as the initial legal work is completed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            On July 15,2003, the Company filed Form 8-K announcing at "Item 4. Change in the Registrant's Certifying Accountant", the Company's termination of McGladrey & Pullen, LLP as its auditors as a result of the Company's "inactive" status under SEC accounting rules. The Company presently intends to continue filing interim, quarterly and annual statements, under SEC rules, but without audit, until such time as it enters into any business transaction which justifies resumption of audited financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 13, 2003

                                    SITI-SITES.COM, INC.

                                    By  /s/   Lawrence M. Powers
                                        ------------------------
                                        Lawrence M. Powers
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors

                                    By  /s/   Toni Ann Tantillo
                                        -----------------------
                                        Toni Ann Tantillo
                                        Chief Financial Officer,
                                        Vice President, Secretary and Treasurer