Form 10-Q
period 2003-12-31
SITI-SITES COM INC
filed 2004-02-13
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2003

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

YES |X| NO |_|

As of February 13, 2003, the registrant had outstanding 23,418,178 shares of its Common Stock, par value $.001 per share, and trades under the symbol SITN.PK.

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

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2000 (the "Form 10-K for 2000");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended December 31, 2002 ("December 30, 2002 Form 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                DECEMBER 31, 2003

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1. Financial Information

Statement of Net Assets in Liquidation at December 31, 2003
(Unaudited) and March 31, 2003 ........................................        1

Statement of Changes in Net Assets (Liabilities) in Liquidation
(Unaudited) for the Three and Nine Months Ended December 31, 2003
and December 31, 2002 .................................................        2

Notes to Condensed Financial Statements (Unaudited) ...................        3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation .............................................        7

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....       10

Item 4. Controls and Procedures .......................................       10

PART II.  OTHER INFORMATION ...........................................       10

Item 1. Legal Proceedings .............................................       10

Item 5. Other Information .............................................       10

Item 6. Exhibits and Reports on Form 8-K ..............................       12

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                       December 31,    March 31,
                                                          2003           2003
                                                       (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                              $      9      $     36
  Receivables and other assets                                 --             5
                                                         --------      --------

         Total current assets                                   9            41
                                                         --------      --------

         Total assets                                    $      9      $     41
                                                         --------      --------

Liabilities
Current Liabilities
  Officer Loan                                           $     22      $     --
  Accounts payable and accrued liabilities                      5            13
                                                         --------      --------
         Total current liabilities                             27            13
                                                         --------      --------

         Total liabilities                                     27            13
                                                         --------      --------

Commitments and contingencies                                  --            --

                                                         --------      --------

Net (Liabilities) Assets in Liquidation                  $    (18)     $     28
                                                         ========      ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                               December 31,  December 31,
                                                                  2003          2002
Three months ended                                             (Unaudited)   (Unaudited)
                                                               --------------------------
(Amounts in thousands)

Net assets (liabilities) in liquidation beginning of period      $      3       $     26
Additions to net assets in liquidation:
     Contribution of management's services and rent                    38             46
     Refund of charges                                                                10
     Issuance of common stock                                                         30
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                (59)           (69)
                                                               -------------------------
Net assets in liquidation at end of period                       $    (18)      $     43
                                                               =========================

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                               December 31,  December 31,
                                                                  2003          2002
Nine months ended                                              (Unaudited)   (Unaudited)
                                                               ---------------------------
(Amounts in thousands)

Net assets in liquidation beginning of period                    $     28       $     11
Additions to net assets in liquidation:
     Contribution of management's services and rent                   114            138
     Increase in receivables                                                          14
     Issuance of common stock                                                         75
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs               (160)          (195)
                                                               -------------------------
Net assets in liquidation at end of period                       $    (18)      $     43
                                                               =========================

See accompanying notes to consolidated financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN

      Siti-Sites.com, Inc., a Delaware corporation (referred to as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since their inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management who were its primary investors (investing approximately $4.1 million 1998-2002), intended to continue operations by investing approximately $600,000 in further equity capital in the Company. But on November 13, 2001 they determined that such limited funding would not accomplish a meaningful result for the investors or the Company and terminated discussions of such financing plan. The Company commenced procedures to prepare to liquidate its assets effective January 1, 2002.

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

      In January-February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing is being applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. As a result of this stock purchase transaction expected to be completed in February, 2003, the Company's outstanding stock will increase from its present 23,418,178 shares, to 24,678,178 shares.

      The financing is to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See "Litigation".

      Other 2002-2004 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for smaller companies "going public" increase the difficulties in arranging any such transactions.

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

      The recent $63,000 equity financing in January-February, 2004, described above, was negotiated when the common stock of the Company had been trading ( at nominal volume) for several months at $.07 per share, but as of February 6, 2004 the common stock was trading at $.05 per share, and that price is being used to complete the financing, resulting in the 1,260,000 new shares being issued. The shares being sold to major investors were not registered under the securities act of 1933, were purchased for investment requiring "legended" certificates, and are not readily marketable because of such legending and the nominal trading volume in SITI stock. Such factors generally result in substantial discounts in purchase value.

      The several other business risks to the purchasers described in all earlier financings above, are also continuing. Those risks are increased by the ongoing cash costs of the patent recovery litigation, which will continue for a substantial period and require more major investor financing. The future risks to all shareholders further include a "one-third contingent fee agreement", based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See "Litigation".

      The Company's Chairman/CEO Powers, who is also General Counsel to the Company, has been active in the lengthy investigation leading to suit. He will continue to spend substantial time working closely with litigation counsel as this matter continues, without charging any current cash fees for his own time and commitment. At the conclusion of the matter, he will review the results achieved with the Company's other major investors and the board of directors, and make reasonable charges for his legal services.

      Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See "Form 10-K for 2003, Item 1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

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

2. LITIGATION

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized $10 million in gross proceeds therefrom, to date.

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims have been under investigation by the Company under counsel's supervision, for the past few months. The Company is seeking damages in excess of $10 million, and a court-ordered trust on future proceeds from its former patents.

      This is complex litigation, expected to be contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. In the opinion of the Company's general counsel (Lawrence M. Powers) the claim lacks merit and substance, and the Company should prevail in this litigation, without material adverse effect. A year after "pro-forma" service of a summons, the claimant has still not pursued its claim by docketing it in Court, or even replying to the Company's counterclaim showing payment in full in November, 2001.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                  December 31,    March 31,
                                                      2003          2003
                                                  -------------------------
                                                    (Amounts in thousands)

            Accrued professional fees               $     --      $     11
            Officer loan                                  22            --
            Accounts payable and accrued
                 Expenses                                  7             2
                                                    --------      --------
                                                    $     29      $     13
                                                    ========      ========

4. FISCAL 2004 FINANCING

      In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding is to finance ongoing activity of the Company.

4. SUBSEQUENT EVENT

      In January, 2004 Lawrence M. Powers, Chairman/CEO made another loan to the Company of $8,000, bringing his total loans to a balance of $30,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding is to finance ongoing activity of the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of December 31, 2003, the Company had net liabilities of approximately $18,000 and as of December 31, 2002, the Company had net assets of approximately $43,000, respectively.

      As of December 31, 2003, the Company's total assets were $9,000, represented entirely by cash. During the three and nine months ended December 31, 2003, the Company paid approximately $59,000 and $160,000, respectively, in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $18,000 and $9,000, respectively, as well as management's contribution of their services of approximately $93,000.

      As of December 31, 2003, the Company's liabilities were $27,000 consisting primarily of its loan payable to Chairman/CEO Powers of approximately $22,000. (See the recent conversion thereof to common stock at "Note 1 (a) Financing"). This loan was to finance ongoing activity of the Company. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $114,000 to compensation and rent for the nine months ended December 31, 2003.

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

      As of December 31, 2002, the Company's liabilities were $2,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 accounting needs. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As of December 31, 2002, the Company's total assets were approximately $38,000, represented primarily by cash.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the nine months ended December 31, 2003 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in asset liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

STATUS OF ASSET LIQUIDATION

      SITI continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. There can be no assurance any merger or sale occurring or that such transaction will be viable for the Company. There are also several other business risks to SITI, because the Company has no ongoing operations, has liquidated its assets, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current depressed stock market conditions for "going public" increase the difficulties in arranging any such transactions.(See " Note 1 (a) Financing")

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized $10 million in gross proceeds therefrom, to date.

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims have been under investigation by the Company under counsel's supervision, for the past few months. The Company is seeking damages in excess of $10 million, and a court-ordered trust on future proceeds from its former patents.

      This is complex litigation, expected to be contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company. In December, 2002 the Company was sued for $3,750 in Civil Court, New York City by MetTel, a former supplier of Internet access service. In the opinion of the Company's general counsel (Lawrence M. Powers) the claim lacks merit and substance, and the Company should prevail in this litigation, without material adverse effect. A year after "pro-forma" service of a summons, the claimant has still not pursued its claim by docketing it in Court, or even replying to the Company's counterclaim showing payment in full in November, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            On November 17, 2003, the Company filed Form 8-K announcing at "Item
            1. Legal Proceedings", the Company's filing of a civil suit in the United States District Court for the Southern District of New York on November 12, 2003. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized $10 million in gross proceeds therefrom, to date.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 13, 2004

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