Form 10-K
period 2004-03-31
SITI-SITES COM INC
filed 2004-06-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2004

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

YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 11, 2004 was approximately $252,770 based on the last price at which the Common Stock was sold on June 11, 2004 of $.03 as reported by the National Quotation Bureau. 24,778,178 shares of Common Stock were outstanding as of June 11, 2004.

The following documents are incorporated herein by reference:

      (1) Quarterly Report to security holders on Form 10-Q for the quarter ended December, 2003 (the "Form 10-Q for 12/31/03");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places.

The registrant is now an inactive entity and its report on Form 10-K for the year ended March 31, 2004 is unaudited. (See Item 1. Business)

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2003

         PART I                                                             PAGE
                                                                            ----

ITEM 1.   BUSINESS                                                             1
ITEM 2.   PROPERTIES                                                           6

ITEM 3.   LEGAL PROCEEDINGS                                                    6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF                                   6
          SECURITY HOLDERS

          PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK                             6
          AND RELATED STOCKHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA                                              8

ITEM 7.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND STATUS OF LIQUIDATION                                            9

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                              13
ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA                                                  13

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE                                                13

          PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF
          THE REGISTRANT                                                      13

ITEM 11.  EXECUTIVE COMPENSATION                                              14

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                                    17

          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K                                   19

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

      The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2004, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, "reverse merge" a suitable candidate into such subsidiary and then distribute the Company's shares retained therein (ranging from 15% to 5%, depending on the business involved) to all of the Company's shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle several such transactions if their business merit justifies "going public" in this manner.

      In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding was to finance ongoing activity of the Company.

      In January-February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. This stock purchase transaction did not complete until June, 2004.

      The financing is to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See "Litigation".

      Other 2002-2004 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. Depressed stock market conditions for smaller companies "going public" in 2002 - 2003 increased the difficulties in arranging any such transactions.

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

      The recent $63,000 equity financing in January-February, 2004, described above, was negotiated when the common stock of the Company had been trading ( at nominal volume) for several months at $.07 per share, but as of February 6, 2004 the common stock was trading at $.05 per share, and that price was used to complete the financing, resulting in the 1,260,000 new shares being issued. The shares being sold to major investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates, and are not readily marketable because of such legending and the nominal trading volume in SITI stock. As earlier stated, such factors generally result in substantial discounts in purchase value.

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

      Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See also "Form 10-K for 2003, Item
1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

      (a) Gross receipts from all sources for the fiscal years ended March 31, 2004 and 2003 were not in excess of $100,000;

      (b) For fiscal 2003 and 2004, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

      (c) Expenditures for all purposes for the fiscal years ended March 31, 2004 and 2003 were not in excess of $100,000; (2)

      (d) No material change in the business has occurred during the 2003 and 2004 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

      (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2003, Item 1. Business - Inactive Entity")

      (2) For fiscal 2003, operating expenses of approximately $260,000 included approximately $185,000 of contributed services and rent. The Company recorded such $185,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses.

      Audited financial statements are planned to be resumed when events or transactions justify the expense. The Company expects to continue filing unaudited quarterly and annual financial statements with the SEC.

Management Background - 2004

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell corporation (1978) with few assets, which he reorganized with other investors, becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (47 plants) since his retirement. He remained on the board until 1995. The core management team he previously assembled at Spartech Corporation has remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested over $2.8 million in SITI equity.

      Toni Ann Tantillo was elected a Director of the Company in May, 2004. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the Controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo age 37 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

Employees

      As of June 14, 2004, the Company had 1 employee in operations and general administration (Ms. Tantillo). SITI executive, Mr. Powers, has been working without cash compensation since 1998 and expects to do so for at least the year ended March 31, 2005. Former executives, Mr. Ingenito and Iannitto, received stock and options for their services during the fiscal year ended March 31, 2002, but no cash compensation. (See "Item 11. - Executive Compensation - Employment Agreements.") The Company has recorded an administrative expense and a capital contribution of $125,000 to account for the value of services provided by executive management (Mr. Powers) of the Company during the year ended March 31, 2004, as in prior fiscal years. None of the Company's employees were represented by any collective bargaining unit, 1998-2004. The Company believes that its relations with its past and present employees are good.

Risk Factors

      The Company's plan is the continued cessation of its past business activities, to pursue its patent litigation and to seek reverse mergers to acquire stock in other companies (followed by spin-off of the shares to SITI shareholders), that perceive value in thereby becoming a publicly traded corporation.

      Risk factors may affect the Company's opportunities to merge with or sell to other operating businesses. In addition to the other information in this Annual Report on Form10-K, and the risk factors listed in the Forms10-K for 2002 and 2003, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed, because the operating businesses will be in different areas from the Internet music business described in prior Forms10-K. Reference is made to Risk Factors in the Company's Form 10-K for 2002, incorporated herein by reference.

      Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

      As part of the Company's business strategy, the Company is seeking by merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation. The Company has no current agreements or commitments with respect to any merger or acquisition transactions and there can be no assurance that the Company will enter into any such agreements or commitments. In the event of such future transactions, the Company could (i) issue equity securities that would dilute current stockholders' percentage ownership in the Company or otherwise impact upon it, very substantially because the owners of the operating business will require full control of the Company or its subsidiary used in the transaction; (ii) could directly or in the spin-off subsidiary incur substantial debt; or (iii) assume contingent liabilities. Such actions could cause the Company's operating results or the price of the Company's common stock to decline. In addition, the Company or subsidiary may not be able to successfully integrate any businesses, products, technologies or personnel that may thus be acquired or be part of the subsidiary in the future. The only certainty in any such transaction is that the shareholders of the Company will own only a minor portion of the operating business thus acquired, new management will operate such business and it will be an entirely different operation from that described in prior Forms10-K filed by SITI.

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the nine months ended December 31, 2004. If shareholder Powers remains satisfied with the search for mergers or sales transactions described above, and now in process, he presently intends to invest the amounts necessary to continue such efforts in fiscal 2005.

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

ITEM 2. PROPERTIES

      During the fiscal year 2004, the Company's management has operated the Company's administrative business out of their personal offices, and finds the present arrangements sufficient. As a result of the use of personal offices, the Company recorded a charge of $30,000 as rental expense and increased paid in capital by that amount for the fiscal year ended March 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, recently withdrawn and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims have been under investigation by the Company under counsel's supervision, for the past year. The Company is seeking damages in excess of $10 million, and a court-ordered trust on future proceeds from its former patents.

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

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company in 2000 have been resolved in the EZCD.com bankruptcy liquidation, and the Company in May 2004, recovered approximately $30,000. There is no further recovery expected.

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The common stock of the Company, par value $0.001 per share (the "Common Stock"), was traded in the NASDAQ System from 1987 through April, 1995. NASDAQ delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria in April, 1995 as it went into reorganization. After 1997 the Common Stock was traded on the NASD OTC Bulletin Board, until June 2003. The stock is currently being traded in The Pink Sheets under the symbol SITN.PK. There are currently 7 registered market makers for the Common Stock. If the Company engages in any reverse-merger transaction it anticipates that the resulting subsidiary spin-off to shareholders will be, at the least, a Bulletin Board stock in terms of size and listing requirements.

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN.OB" in January, 2000. The range of high and low closing bid prices for the Common Stock for the fiscal years 2004 and 2003 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                                        2004                                           2003
                                    Low      High                                  Low        High
         First Quarter (6/03)      $0.03     $0.03     First Quarter (6/02)       $0.03       $0.22

         Second Quarter (9/03)      0.00      0.05     Second Quarter (9/02)       0.03        0.10

         Third Quarter (12/03)      0.03      0.07     Third Quarter (12/02)       0.02        0.04

         Fourth Quarter (3/04)      0.03      0.08     Fourth Quarter (3/03)       0.03        0.04

      On June 11, 2004, the last reported bid and ask prices of the Common Stock were $.03 and $.04, respectively.

      As of June 11, 2004 there were approximately 5,400 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2004, 2003 and 2002 and the Company has no current plans to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Recent Sales of Unregistered Securities

      For a discussion of sales of unregistered securities by the Company during the 2002 fiscal year see the Form 10-K for 2002, "Part II. Item 2. Changes in Securities."

      For a discussion of sales of unregistered securities by the Company during the 2003 fiscal year see the Form 10-K for 2003, "Part II. Item 2. Changes in Securities."

      In February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors.

      In May 2004, Ms. Tantillo, in connection with her services as a Director, Ms. Tantillo agreed to purchase 100,000 shares of SITI common stock at $.03 per share, its current trading price, payable over ten months.

      All of the shares of Common Stock issued by the Company during the 2002, 2003 and 2004 fiscal years as described above, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment, and each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

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

STATEMENT OF CHANGES IN NET ASSETS DATA (LIQUIDATION BASIS OF ACCOUNTING)

                                                                                 ----------------------------
                                                                                                For the three
                                                                  For the year   For the year       months
                                                                      ended          ended          ended
                                                                   March 31,       March 31,      March 31,
                                                                      2004            2003          2002
-------------------------------------------------------------------------------------------------------------
                         (Amounts in thousands, except per share amounts)
Net assets in liquidation at beginning of period                        28              11            64
Reduction to net assets in liquidation:
     Operating expenses and accrual of estimated costs                (217)           (260)         (110)
Addition to net assets in liquidation:

     Issuance of common stock                                           63              75             3

     Refund of charges                                                  --              17            --
     Contribution of management's services and rent                    155             185            46
     Insurance recovery from World Trade
Center attack                                                           --              --             8

Net assets in liquidation at end of period                              29              28            11

                     CONTINUING AND DISCONTINUED OPERATIONS
                              (GOING CONCERN BASIS)

                                                --------------------------------
                                                   Nine months
                                                      ended         For the Year
                                                December 31, 2001       Ended
                                                 (Last period of      March 31,
                                                full operations)        2001
--------------------------------------------------------------------------------
                (Amounts in thousands, except per share amounts)
Summary of Operations:
Total revenues of continuing operations                 0                  0
Loss from continuing operations                      (555)              (721)
Loss from continuing operations per
common share                                        (0.03)             (0.05)
Net income (loss) from continuing and
discontinued operations                            (1,159)            (2,002)
Net income (loss) per share from
continuing and discontinued operations              (0.07)             (0.14)
Weighted average common
  Shares outstanding                               15,697             14,024

Summary of Financial Position:
Total assets                                           99              1,090
Long-term debt                                         --                 --
Stockholders' equity                                   64                903

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

STATUS OF LIQUIDATION

      The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in

December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares recently sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But depressed stock market conditions for "going public" increased the difficulties in arranging any such transactions. As a result of this stock purchase transaction completed August 5, 2002, the Company's outstanding common stock increased as of such date from 20,118,178 shares to 21,918,178 shares.

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

      In January-February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. This stock purchase transaction did not complete until June, 2004.

SUMMARY OF OPERATIONS: CONTINUING AND DISCONTINUED

      The following discussion relates to the Company's continuing operations prior to the decision to liquidate.

CONTINUING OPERATIONS

      The following table sets forth certain financial data for continuing operations for the fiscal 2002. During fiscal 2002, the Company discontinued its New York Expo, HungryBands and New Media Music business segments. In accordance with Accounting Principles Board, ("APB") Statement #30, "Reporting the Effects of the Disposal of a Segment of a Business," the prior fiscal years' financial statements have been restated to reflect the discontinued operations. All assets and liabilities of the discontinued segment have been reflected as net liabilities of discontinued operations.

--------------------------------------------------------------------------------
                                                            Nine months ended
Continuing Operations:                                       December 31, 2001
--------------------------------------------------------------------------------
                                                          (Amounts in thousands)
Revenues                                                           $   0
                                                                   -----

Operating costs and expenses:
Cost of sales                                                         --
Impairment of goodwill                                                --
Selling, general and administrative                                  343
                                                                   -----
Total operating costs and expenses                                   343
                                                                   -----

Operating loss                                                     $(343)
                                                                   =====

CONSOLIDATED REVENUES FROM CONTINUING OPERATIONS

      During the nine months ended December 31, 2001, SITI's revenues were nominal.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while pursuing the patent litigation and seeking merger or sale possibilities. As of March 31, 2004, the Company's net assets totaled approximately $29,000. As of March 31, 2003, the Company had net assets of approximately $28,000. Chairman/CEO Powers invested $30,000 and another existing investor invested $15,000 in the Company as of July 26, 2002, resulting in the issuance of 1,800,000 shares of common stock. As of October 23, 2002, Chairman/CEO Powers invested an additional $30,000 in the Company, resulting in the issuance of an additional 1,500,000 shares of common stock.

      As of March 31, 2004 and 2003, the Company's total assets were approximately $34,000 and $41,000, respectively, represented primarily by cash. During the fiscal year ended March 31, 2004, the Company incurred approximately $216,000 in operating expenses consisting primarily of management's contribution of their services and rent of approximately $155,000. Legal fees totaled approximately $13,000 for the twelve months ended March 31, 2004. Such fees are the direct result of the patent litigation. Stock transfer agent fees totaled approximately $24,000 for the twelve months ended March 31, 2004. Salary and related expenses to one employee for the fiscal year ended March 31, 2004 were approximately $14,000. The remaining $10,000 in operating expenses paid during the fiscal year ended March 31, 2004 related primarily to general office expenses.

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

SUMMARY OF DISCONTINUED OPERATIONS

      As a result of the losses incurred relating to the April 21-22, 2001 Expo, the Company discontinued the operations associated with the segment. For a full discussion of the Company's discontinued operations for the fiscal year ended March 31, 2002, see the Form 10-K for 2002. Below is a table representing operating results from the discontinued operations.

OPERATING RESULTS FROM DISCONTINUED OPERATIONS

                                                               Nine months ended
                                                               December 31, 2001
                                                               -----------------
Revenues                                                                0
                                                                     ----

Operating costs and expenses

     Cost of sales                                                     44
     Selling, general & administrative                                560
                                                                     ----
Total operating costs and expenses                                    604
                                                                     ----

Operating income (loss)                                              (604)

Other income and (expenses)                                             0

                                                                     ----
Income(loss) from discontinued operations                            (604)
                                                                     ====

      For a full discussion of operating results from discontinued operations see the Form 10-K for 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The company had no short-term investments as of March 31, 2004 and 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information called for by this item is set forth in the Company's consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Registrant notified its auditors, McGladrey & Pullen, LLP in 2003 that it was planning to change its status to an Inactive Registrant which would no longer require their services as auditors (subject to further review by management of applicable regulations, discussed herein at page 3 "Inactive Entity", while the Form 10-K was being prepared).

      On June 25, 2003, the Registrant formerly notified McGladrey & Pullen, LLP that it was terminating McGladrey & Pullen, LLP as auditors for the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

             Name              Age       Position with the Company

      Lawrence M. Powers       72        Chairman of the Board,
                                         Chief Executive Officer

      Barclay V.  Powers       41        Director

      Toni Ann Tantillo        37        Director, Chief Financial Officer,
                                         Vice President, Secretary and Treasurer

Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 72, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1 billion plastics manufacturing group operating 47 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School. Mr. Powers is the father of Barclay V. Powers, a Director of the Company.

      Barclay V. Powers, 41, has served as a Director of the Company since 1999. He is a graduate of Columbia University, and was an executive associate for five years to the Chairman/CEO of Spartech, specializing in marketing projects, acquisitions and joint ventures. Since 1992 he has been an independent film producer, making and marketing documentaries and a feature film, all aimed at the college youth market. Barclay Powers is the son of Lawrence M. Powers, Chairman and CEO of the Company.

      Toni Ann Tantillo was elected a Director of the Company in May 2004. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo, age 37 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

Compliance with Section 16 of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's common stock (collectively, "Reporting Persons"), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company's knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 2004 fiscal year, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid, or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2004, 2003 and 2002, who served as Chief Executive Officer and four individuals who were among the highest paid employees for the fiscal year ended March 31, 2002. The table also includes two individuals who were among the highest paid employees for the 2000 fiscal year but were not executive officers at the end of such fiscal year (collectively, the "Named Executive Officers"). The Company had one executive officer serving as such at the end of fiscal 2001 whose aggregate compensation exceeded $100,000. Note that Messrs. Powers, Ingenito and Iannitto were not paid any cash compensation in fiscal 2003, 2002 and 2001 and the amounts shown were waived and merely accrued by the Company (See Note 1 to table).

                           Summary Compensation Table

                                                                                Long-Term Compensation Payouts
                               Annual Compensation
                                                                        Grants & Awards

                                                                         Other   Restricted      Shares
Name and                                                                Annual     Stock       Underlying     LTIP     All other
Principal Position              Year        Salary            Bonus      Comp.     Awards        Options     Payouts     Comp
------------------              ----        ------            -----      -----     ------        -------     -------     ----
Lawrence M. Powers              2004       125,000(1)          -0-        -0-        -0-          -0-          -0-        -0-
Chairman and Chief              2003       125,000(1)          -0-        -0-        -0-          -0-          -0-        -0-
Executive Officer               2002       125,000(1)          -0-        -0-        -0-          -0-          -0-        -0-

Robert Ingenito(3)              2004            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Former Director                 2003            -0-            -0-        -0-        -0-          -0-          -0-        -0-
                                2002        67,333(1)          -0-        -0-        -0-          -0-          -0-        -0-

John Iannitto(3)                2004            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Former Vice-President           2003            -0-            -0-        -0-        -0-          -0-          -0-        -0-
                                2002        49,750(1)          -0-        -0-        -0-          -0-          -0-        -0-

Toni Ann Tantillo(3)            2004        12,000             -0-        -0-        -0-          -0-          -0-        -0-
Director,                       2003        13,000             -0-        -0-        -0-          -0-          -0-        -0-
Chief Financial Officer         2002        65,325             -0-        -0-        -0-          -0-          -0-        -0-
Vice-President,
Secretary and Treasurer

Theodore Mazola(3)              2004            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Former Vice-President,          2003            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Technical Director              2002        60,729             -0-        -0-        -0-          -0-          -0-        -0-

Steven Zuckerman(3)             2004            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Former Vice-President,          2003            -0-            -0-        -0-        -0-          -0-          -0-        -0-
Technical Director              2002         5,000(2)          -0-        -0-        -0-          -0-          -0-        -0-

(1) Amounts include Mr. Powers', Mr. Ingenito's and Mr. Iannitto's contribution of services charged against earnings. During fiscal 2002, Messrs. Ingenito and Iannitto received stock options for their services and approximately $9,000 and $6,000, respectively, was charged to compensation for these options. However, Mr. Powers did not receive any compensation for his services during fiscal 2002, 2003 and 2004.

(2) Mr. Zuckerman became a consultant in May, 2001 and his salary and bonus arrangements were terminated.

(3) Effective with the liquidation, these executive officers were terminated and received no compensation for fiscal 2003. Mr. Ingenito remained as an uncompensated director during fiscal 2004 and, effective May 5, 2004, resigned as a director of the Company. At such time, Ms. Tantillo was appointed as a Director.

Option Grants in Last Year

      During fiscal 2002 options were granted to Mr. Ingenito and Mr. Iannitto pursuant to their Employment Agreement. However, pursuant to the November 28, 2001 offer to key investors, these options were cancelled. There were no options granted during the fiscal years ended March 31, 2003 and March 31, 2004.

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2004 fiscal year. Any options held by such individuals were purchased in connection with stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

Compensation of Directors

      At present, the Board does not award compensation to its directors.

Employment Agreements

      At present the Company does not maintain employment agreements or other arrangements with its executive officers. Mr. Powers continues to work without compensation and expects to continue in such a manner in fiscal 2005.

      For a full discussion on former employment agreements, refer to the Form 10-K for fiscal 2003.

      At present, the Company does not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 11, 2004, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                 Shares of Common Stock      Beneficially Owned
Name of Owner                            Number               Percent of Class
--------------------------------------------------------------------------------

Lawrence M. Powers                    11,736,666(1)                47.4%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito (former director)      3,826,667(2)                15.4%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers                      4,818,333                   19.4%
665 Walther Way
Los Angeles, CA 90049

John Iannitto (former officer)         1,900,000(3)(4)              8.4%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Toni Ann Tantillo                        155,834                      *
115 Whitman Road
Yonkers, NY 10710

Theodore Mazola (former officer)         300,000                    1.3%
36 Fieldway Avenue
Staten Island, NY 10308

Current Directors and                 11,892,500(5)                48.0%
Executive Officers as a
Group(3 persons):

----------
* Less than 1%

(1) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares and options held by Mr. Lawrence Powers also include 4,818,333 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting or investment power therein.

(2) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares held by Mr. Ingenito also include 1,746,667 shares held by John DiNozzi.

(3) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors.

(4) Consists solely of shares held by RSI Marketing, a sole proprietorship owned by John Iannitto. All options were cancelled pursuant to the November 28, 2001 offer to key investors.

(5) Consists solely of shares.

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

      31    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

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

      (6) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

      (7) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.

(b)   Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SITI-SITES.COM, INC.


Dated: June 30, 2004               By  /s/ Toni Ann Tantillo
                                       -----------------------------------------
                                       Toni Ann Tantillo
                                       (Director, Chief Financial Officer, Vice
                                       President, Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: June 30, 2004               By /s/ Lawrence M. Powers
                                      ------------------------------------------
                                                    Lawrence M. Powers
                                               (Chief Executive Officer and
                                            Chairman of the Board of Directors)


Dated: June 30, 2004               By /s/ Barclay V. Powers
                                      ------------------------------------------
                                                     Barclay V. Powers
                                                         (Director)

                       SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements

Unaudited Financial Statements for the Fiscal Years Ended March 31, 2004 and March 31, 2003:

Statement of Net Assets in Liquidation as of  March 31, 2004
and March 31, 2003 (Unaudited)                                               F-2

Statement of Changes in Net Assets in Liquidation for the
Twelve Months Ended March 31, 2004 and March 31, 2003 (Unaudited)            F-3

Notes to Consolidated Financial Statements for the Twelve Months
Ended March 31, 2004 and March 31, 2004 (Unaudited)                   F-4 - F-10

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation                          March 31, 2004    March 31, 2003
(Amounts in thousands)                                           (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                       $       34          $       36
  Receivables and other assets                                            --                   5
                                                                  ------------------------------
         Total current assets                                             34                  41
                                                                  ------------------------------

                                                                  ------------------------------
Property and Equipment, net                                               --                  --
                                                                  ------------------------------

         Total assets                                             $       34          $       41
                                                                  ==============================

Liabilities:
Current Liabilities
  Accounts payable and accrued liabilities                        $        5          $       13
                                                                  ------------------------------
         Total current liabilities                                         5                  13
                                                                  ------------------------------

         Total liabilities                                                 5                  13
                                                                  ==============================

Net Assets in Liquidation                                         $       29          $       28
                                                                  ==============================

See accompanying notes to consolidated financial statements

                                                             Twelve         Twelve
                                                          Months Ended   Months Ended
SITI-Sites.com, Inc.                                        March 31,      March 31,
Statement of Changes in Net Assets in Liquidation             2004           2003
(Amounts in thousands)                                     (Unaudited)    (Unaudited)
                                                          -----------------------------

Net assets in liquidation at beginning of period            $     28       $     11
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs          (217)          (260)
Increases to net assets in liquidation:

     Refund of charges                                            --             17

     Issuance of common stock                                     63             75

     Contribution of management's services and rent              155            185
                                                            -----------------------

Net assets in liquidation at end of period                  $     29       $     28
                                                            =======================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE TWELVE MONTHS ENDED MARCH 31, 2004 and MARCH 31, 2003 (UNAUDITED)

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

      The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2004, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, "reverse merge" a suitable candidate into such subsidiary and then distribute the Company's shares retained therein (ranging from 15% to 5%, depending on the business involved) to all of the Company's shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle several such transactions if their business merit justifies "going public" in this manner.

      In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding was to finance ongoing activity of the Company.

      In January-February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. This stock purchase transaction did not complete until June, 2004.

      The financing is to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See "Litigation".

      Other 2002-2004 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. Depressed stock market conditions for smaller companies "going public" in 2002 - 2003 increased the difficulties in arranging any such transactions.

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

      The recent $63,000 equity financing in January-February, 2004, described above, was negotiated when the common stock of the Company had been trading ( at nominal volume) for several months at $.07 per share, but as of February 6, 2004 the common stock was trading at $.05 per share, and that price was used to complete the financing, resulting in the 1,260,000 new shares being issued. The shares being sold to major investors were not registered under the securities act of 1933, were purchased for investment requiring "legended" certificates, and are not readily marketable because of such legending and the nominal trading volume in SITI stock. As earlier stated, such factors generally result in substantial discounts in purchase value.

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

      Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See also "Form 10-K for 2003, Item
1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

            (a) Gross receipts from all sources for the fiscal years ended March 31, 2004 and 2003 were not in excess of $100,000;

            (b) For fiscal 2003 and 2004, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

            (c) Expenditures for all purposes for the fiscal years ended March 31, 2004 and 2003 were not in excess of $100,000; (2)

            (d) No material change in the business has occurred during the 2003 and 2004 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

            (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2003, Item 1. Business - Inactive Entity")

      (2) For fiscal 2003, operating expenses of approximately $260,000 included approximately $185,000 of contributed services and rent. The Company recorded such $185,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses.

      Audited financial statements are planned to be resumed when events or transactions justify the expense. The Company expects to continue filing unaudited quarterly and annual financial statements with the SEC.

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

      Additional information as follows:

                                                                                      Weighted
                                                                          Shares       Average
                                                                          Subject     Exercise
                                                                        to Options      Price
                                                                        ----------------------
            Outstanding at March 31, 2002 at $1.69-$2.15 per share        41,500      $   2.13
             Granted, exercised and extinguished                              --      $     --
                                                                        ----------------------
            Outstanding at March 31, 2003 at $1.69-$2.15 per share        41,500      $   2.13
             Granted, exercised and extinguished                              --      $     --
                                                                        ----------------------
            Outstanding at March 31, 2004 at $1.69-$2.15 per share        41,500      $   2.13
                                                                        ======================

            The following table summarizes information about stock options outstanding and exercisable at March 31, 2003:

                                         Outstanding and      Weighted Average        Weighted
                                         Exercisable at       Remaining Contractual   Average Exercise
             Range of Exercise Prices    March 31, 2004       Life (Years)            Price
             -----------------------------------------------------------------------------------------
             $1.69 to $2.15              41,500               3.38                       $2.13

      (ii) 1998 CONSULTANT STOCK INCENTIVE PLAN

      The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2003 and 2004.

                                                                                        Weighted
                                                                            Shares       Average
                                                                            Subject     Exercise
                                                                          to Options      Price
                                                                          ----------------------
            Outstanding at March 31, 2002 at $0.875 -$2.15 per share        40,000      $   1.19
            Granted, exercised and extinguished                                 --      $     --
                                                                          ----------------------
            Outstanding at March 31, 2003 at $0.875 -$2.15 per share        40,000      $   1.19
            Granted, exercised and extinguished                                 --      $     --
                                                                          ----------------------
            Outstanding at March 31, 2004 at $0.875 -$2.15 per share        40,000      $   1.19
                                                                          ======================

            The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2004:

                                         Outstanding and      Weighted Average        Weighted
                                         Exercisable at       Remaining Contractual   Average Exercise
             Range of Exercise Prices    March 31, 2004       Life (Years)            Price
             -----------------------------------------------------------------------------------------
                $0.875 to $2.15          40,000                4.14                   $1.19

      (iii) SEVERANCE OPTIONS

            In connection with the change of control transaction described in
Note 1(a), the Company's prior management granted options to acquire an aggregate of 300,000 shares of Reorganized SITI Common Stock as part of a severance package for employees, officers and/or directors of the Company who were resigning and executing settlement agreements in connection with the change of control transaction. This plan was implemented concurrently with the December 11, 1998 stock purchase agreement between the Company and Powers & Co. (a sole proprietorship owned by Lawrence M. Powers) and the option agreements were executed on December 11, 1998. These options expired December 11, 2003.

      Additional information as follows:

                                                                  Weighted
                                                                   Average       Shares
                                                                  Exercise     Subject to
                                                                   Price        Options
                                                                  -----------------------
            Outstanding at March 31, 2002 at $0.35 per share       $0.35          300,000
            Granted, exercised and extinguished                    $0.00                0
                                                                   ----------------------
            Outstanding at March 31, 2003 at $0.35 per share       $0.35          300,000
            Granted, exercised and extinguished                    $0.35         (300,000)
                                                                   ----------------------
            Outstanding at March 31, 2004 at $0.35 per share       $0.35                0
                                                                   ======================

3. COMMITMENTS AND CONTINGENCIES

      Management uses its personal offices to conduct business for the Company. As a result, no rent has been paid during the fiscal year ended March 31, 2003 and March 31, 2004. However, as a result of the contribution of rent, a charge was recorded to rent and paid in capital of approximately $60,000 and $30,000, respectively.

4. LITIGATION

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, recently withdrawn and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims have been under investigation by the Company under counsel's supervision, for the past year. The Company is seeking damages in excess of $10 million, and a court-ordered trust on future proceeds from its former patents.

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

      Defaults by EZCD.com as to its investment representations, and its content and technology sharing agreement with the Company in 2000 have been resolved in the EZCD.com bankruptcy liquidation, and the Company in May 2004, recovered approximately $30,000. There is no further recovery expected.

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2004 and 2003, accounts payable and accrued liabilities were comprised of the following:

                                                          2004          2003
                                                          ----          ----
                                                        (Amounts in thousands)

            Accrued professional fees                   $      2      $     11
            Accounts payable                                   3             2
                                                        --------      --------
                                                        $      5      $     13
                                                        ========      ========

6 SUBSEQUENT EVENT

      In May, 2004, the Company recovered approximately $30,000 as full settlement of its claim in the EZCD.com bankruptcy liquidation.

      Effective May 5, 2004, Robert Ingenito resigned from the Board of Directors of SITI. He stated that his resignation was due to other commitments, and that he felt he could not devote the proper amount of time needed for the activities of SITI. His services to the Company over the past five years were substantial, and the remaining officers and directors expressed their gratitude for his commitment and his efforts. The two remaining members of the Board have elected Toni Ann Tantillo as a Director of the Company. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo age 37 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

      In connection with her services as a Director, Ms. Tantillo will purchase 100,000 shares of SITI common stock at $.03 per share, its current trading price, payable over ten months.

CONSOLIDATED AUDITED FINANCIAL STATEMENTS FOR THE TWELVE MONTHS ENDED MARCH 31, 2002

For information regarding the Company's final year of audited financial statements (fiscal 2002), refer to the Form 10-K for 2003 as filed with the SEC on June 30, 2003. Such document is incorporated herein by reference.