Form 10-Q
period 2004-06-30
SITI-SITES COM INC
filed 2004-08-13
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

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

YES |X| NO |_|

As of August 11, 2004, the registrant had outstanding 24,778,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the "Form 10-K for 2004");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2003 ("June 30, 2003 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                  JUNE 30, 2004

PART I.  FINANCIAL INFORMATION                                                                    Page No.
                                                                                                  --------
Item 1. Financial Information

Statement of Net Assets in Liquidation at June 30, 2004 (Unaudited) and March 31, 2004...........    1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three Months Ended
June 30, 2004 and June 30, 2003..................................................................    2

Notes to Condensed Financial Statements (Unaudited)..............................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation........................................................................    6

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................    8

Item 4. Controls and Procedures..................................................................    8

PART II.  OTHER INFORMATION......................................................................    8

Item 1. Legal Proceedings .......................................................................    8

Item 5. Other Information .......................................................................    8

Item 6. Exhibits and Reports on Form 8-K.........................................................    9

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                               June 30, 2004        March 31,
                                                (Unaudited)           2004
                                               -------------------------------
Assets
Current assets:
  Cash and cash equivalents                     $         47      $         34
  Receivables and other assets                             3                --
                                                ------------      ------------
         Total current assets
                                                          50                34
                                                ------------      ------------

         Total assets                           $         50      $         35
                                                ------------      ------------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities      $         --      $          5
                                                ------------      ------------
         Total current liabilities                        --                 5
                                                ------------      ------------

         Total liabilities                                --                 5
                                                ------------      ------------

Commitments and contingencies                             --                --

                                                ------------      ------------
Net Assets in Liquidation
                                                $         50      $         29
                                                ============      ============

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets (Liabilities) in Liquidation

                                                                June 30,            June 30,
                                                                  2004                2003
Three months ended                                             (Unaudited)         (Unaudited)
                                                              -------------       -------------
(Amounts in thousands)

Net assets in liquidation beginning of period                 $          29       $          28
Additions to net assets in liquidation:
     Collection of claim                                                 30                  --
     Issuance of common stock                                             3                  --
     Contribution of management's services and rent                      38                  38
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs                  (50)                (49)
                                                              -------------       -------------
Net assets (liabilities) in liquidation at end of period      $          50       $          17
                                                              =============       =============

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

            The Company's stock was trading at $.03 per share with nominal volume, during the seven-day offer/closing period in December, 2001. The shares sold to major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. There was also substantial business risk to the purchasers because the Company has no continuing operations and was being liquidated. Other financings of this type followed 2002-2004 described below.

            The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2004, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, "reverse merge" a suitable candidate into such subsidiary and then distribute the Company's shares retained therein (ranging from 15% to 5%, depending on the business involved) to all of the Company's shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle such transactions more than once, if their business merit justifies "going public" in this manner.

            In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding was to finance ongoing activity of the Company.

            The most recent financing occurred in January-February, 2004. The major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. This stock purchase transaction did not complete until June, 2004.

            The financing is to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See "Litigation". There were 24,778,178 shares of common stock outstanding as of June 30, 2004 as a result of all financings completed through such date.

            Previous 2002-2004 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. Depressed stock market conditions for smaller companies "going public" in 2002 - 2003 increased the difficulties in arranging any such transactions.

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

            The most recent $63,000 equity financing in January-February, 2004, described above, was negotiated when the common stock of the Company had been trading ( at nominal volume) for several months at $.07 per share, but as of February 6, 2004 the common stock was trading at $.05 per share, and that price was used to complete the financing, resulting in the 1,260,000 new shares being issued. The shares being sold to major investors were not registered under the securities act of 1933, were purchased for investment requiring "legended" certificates, and are not readily marketable because of such legending and the nominal trading volume in SITI stock. As earlier stated, such factors generally result in substantial discounts in purchase value.

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

      (c) RECENT HISTORY

      For a full discussion of the Company's recent history refer to Form 10-K for 2004, Form 10-K for 2003 and Form 10-K for 2002, incorporated herein by reference.

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

2. LITIGATION

            The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                          June 30,         March 31,
                                            2004              2004
                                        ------------      ------------
                                             (Amounts in thousands)

      Accrued professional fees         $         --      $          2
      Accounts payable and accrued
           Expenses                               --                 3
                                        ------------      ------------
                                        $         --      $          5
                                        ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2004. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

Overview

      SITI has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. The Company was an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. The Company intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promoted and marketed the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As of December 31, 2001, the Company discontinued the operations of its New Media Music and HungryBands divisions because they were not viable businesses. As of March 31, 2001, the Company discontinued the operations of the New York Expo as a result of increased losses associated with the production of the Expo. In addition, during fiscal 2000, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, which thereafter went into a bankruptcy liquidation. Such investment was written off at March 31, 2000 because of uncertainties in EZCD's financing plans and ability to continue operations.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of June 30, 2004 the Company had net assets of approximately $50,000.

      As of June 30, 2004 the Company's total assets were $50,000, represented primarily by cash and a receivable of $3,000 from the Company's Chief Financial officer as part of a payment plan for the purchase of stock. During the three months ended June 30, 2004, the Company paid approximately $50,000 in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $6,000 and $3,000, respectively, as well as management's contribution of their services of approximately $30,000.

      As of June 30, 2004, the Company's had no liabilities. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $38,000 to compensation and rent.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three months ended June 30, 2004 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

STATUS OF LIQUIDATION

      SITI continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. There can be no assurance these of any merger or sale occurring or such transaction will be viable for the Company. There are also several other business risks to any purchasers of Company stock, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. But current stock market conditions for "going public" increase the difficulties in arranging any such transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

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

ITEM 2. CHANGES IN SECURITIES AND ITEM 5. OTHER INFORMATION

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

      In connection with her services as a Director, Ms. Tantillo purchased 100,000 shares of SITI common stock at $.03 per share, its current trading price, payable over ten months.

      Effective August 11, 2004, Barclay V. Powers resigned from the Board of Directors of Siti. He informed Chairman/CEO Lawrence Powers that he had other career commitments and interests that made it difficult for him to commit the time needed for briefing and interaction on Siti's future business activities. His services to the Company since October, 1999 were substantial, and the two remaining members of the Board of Directors expressed their gratitude for his commitment and efforts over these years.

      The remaining directors elected Gladys Powers a director as of August 11, 2004. Gladys Powers has been married to the Chairman/CEO nearly 49 years. She is 77 years old and is generally familiar with all of the Company's activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and his published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is expected to be an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            On April 13, 2004, the Company filed Form 8-K announcing at "Item 1. Legal Proceeding", the Company's new filing of its November 12, 2003 complaint in New York State Supreme Court, New York County, Commercial Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: August 13, 2004

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