Form 10-Q
period 2004-09-30
SITI-SITES COM INC
filed 2004-11-15
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

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

YES |X| NO |_|

As of November 8, 2004, the registrant had outstanding 24,778,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2004 ("June 2004 10-Q");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the "Form 10-K for 2004");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (5) Annual Report to security holders on Form 10-K for the year ended March 31, 2001 (the "Form 10-K for 2001");

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2004

PART I.  FINANCIAL INFORMATION                                                                   Page No.
                                                                                                 --------
Item 1. Financial Information

Statement of Net Assets in Liquidation at September 30, 2004 (Unaudited) and March 31, 2004......    1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three and Six
Months Ended September 30, 2004 and September 30, 2003...........................................    2

Notes to Condensed Financial Statements (Unaudited)..............................................    3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation........................................................................    7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...............................    9

Item 4. Controls and Procedures..................................................................    9

PART II.  OTHER INFORMATION......................................................................    9

Item 1. Legal Proceedings .......................................................................    9

Item 5. Other Information .......................................................................   10

Item 6. Exhibits and Reports on Form 8-K.........................................................   11

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                              September 30,    March 31,
                                                  2004           2004
                                               (Unaudited)
------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                       $   28        $   34
  Receivables and other assets                         2            --
                                                  ------        ------
         Total current assets                         30            34
                                                  ------        ------

         Total assets                             $   30        $   35
                                                  ------        ------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities        $    7        $    5
                                                  ------        ------
         Total current liabilities                     7             5
                                                  ------        ------

         Total liabilities                             7             5
                                                  ------        ------

Commitments and contingencies                         --            --

                                                  ------        ------
Net Assets in Liquidation                         $   23        $   29
                                                  ======        ======

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                            September      September
                                                            30, 2004       30, 2003
Three months ended                                         (Unaudited)    (Unaudited)
                                                           --------------------------
(Amounts in thousands)
Net assets in liquidation beginning of period                 $  50         $  17
Additions to net assets in liquidation:
     Contribution of management's services and rent              38            38
     Collection of a claim                                       30
     Issuance of common stock                                     3
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs          (66)          (52)
                                                              -------------------
Net assets in liquidation at end of period                    $  23         $   3
                                                              ===================

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                           September      September
                                                           30, 2004       30, 2003
Six months ended                                          (Unaudited)    (Unaudited)
                                                          --------------------------
(Amounts in thousands)
Net assets in liquidation beginning of period                 $  29         $  28
Additions to net assets in liquidation:
     Contribution of management's services and rent              76            76
     Increase in receivables                                     31
     Issuance of common stock                                     3
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs         (116)         (101)
                                                              -------------------
Net assets in liquidation at end of period                    $  23         $   3
                                                              ===================

See accompanying notes to consolidated financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation (referred to as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since their inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management of the Company commenced procedures to liquidate its assets effective January 1, 2002.

      Asset Liquidation. The Company's only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold, and all employees were terminated in November, 2001. A team of two software consultants were paid in December, 2001 and January, 2002, to complete the Company's Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. However, complications in completing the software resulted in management terminating these consulting relationships. The Company shut down all of its websites effective February 1, 2002.

      Certain former employees and directors purchased excess furniture and equipment from the Company for a total of approximately $19,000. The balance of the furniture was sold to an unrelated third party for approximately $5,000.

      Financing. The Company required a small financing to complete its employee terminations, asset liquidation and provide for ongoing corporate expenses. Major investors in the Company provided $110,000 in equity funds, purchasing 4,400,000 shares of common stock at $.025 per share, in a private offering as of December 7, 2001 in varying amounts parallel to their respective option holdings. Each purchasing investor was further required to surrender all of his outstanding options to purchase common stock of the Company, acquired in making each previous investment. These consisted of options for a total of 4,400,000 shares, previously exercisable at prices ranging from $.15 to $2.50 per share, and expiring between 2003 and 2006. All of such options are now cancelled and terminated, reducing all outstanding stock options by over 90%. This surrender and cancellation was intended to make future merger, sale or other business possibilities for the Company easier to achieve. The Company has options, previously held by employees in 1998 (before current major investors purchased control), which still remain outstanding, for the purchase of 41,500 shares, exercisable at prices ranging from $1.69 to $2.15 per share, expiring in 2007.

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

      The financing was to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See "Litigation". There were 24,778,178 shares of common stock outstanding as of June 30, 2004 as a result of all financings completed through such date. A similar financing is planned in November - December of 2004.

      Previous 2002-2004 Financing. The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company's stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring "legended" certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company's publicly traded status with approximately 5,400 shareholders. Depressed stock market conditions for smaller companies "going public" in 2002 - 2004 increased the difficulties in arranging any such transactions.

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

      The Company's Chairman/CEO Powers, who is also General Counsel to the Company, has been active in the lengthy investigation in the suit. He will continue to spend substantial time working closely with litigation counsel as this matter continues, without charging any current cash fees for his own time and commitment. At the conclusion of the matter, he will review the results achieved with the Company's other major investors and the board of directors, and make reasonable charges for his legal services.

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

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit and stock transfer expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2004, Item 1. Business - Inactive Entity")

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

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                                            September 30,      March 31,
                                                                2004             2004
                                                              ------------------------
                                                               (Amounts in thousands)
                  Accrued professional fees                   $     4           $    2
                  Accounts payable and accrued
                       Expenses                                     3                3
                                                              -------           ------
                                                              $     7           $    5
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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of September 30, 2004 and 2003, the Company had net assets of approximately $23,000 and $3,000, respectively.

      As of September 30, 2004 the Company's total assets were $30,000, represented primarily by cash and a receivable of $1,800 from the Company's Chief Financial officer as part of a payment plan for the purchase of stock. During the six months ended September 30, 2004, the Company paid approximately $116,000 in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $12,000 and $7,500, respectively, as well as management's contribution of their services of approximately $60,000. Furthermore, the company incurred approximately $15,000 in legal fees for the six months ended September 30, 2004.

      As of September 30, 2004, the Company's had approximately $7,000 in liabilities. Such liabilities were to the Company's attorney as well as transfer agent. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $76,000 to compensation and rent for the six months ended September 30, 2004.

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

      As of September 30, 2003, the Company's liabilities were $9,000 consisting primarily of its obligations for professional fees associated with its fiscal 2003 year end "agreed upon accounting procedures". Management, primarily the Chairman/CEO, continued to work without any cash compensation. Management further continued to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $77,000 to compensation and rent for the six months ended September 30, 2003

LIQUIDATION BASIS OF ACCOUNTING

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

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

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

ITEM 2. CHANGES IN SECURITIES AND ITEM 5. OTHER INFORMATION

      Effective May 5, 2004, Robert Ingenito resigned from the Board of Directors of SITI. He stated that his resignation was due to other commitments, and that he felt he could not devote the proper amount of time needed for the activities of SITI. His services to the Company over the past five years were substantial, and the remaining officers and directors expressed their gratitude for his commitment and his efforts. The two remaining members of the Board elected Toni Ann Tantillo as a Director of the Company. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo age 37 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

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

      The remaining directors elected Gladys Powers a director as of August 11, 2004. Gladys Powers has been married to the Chairman/CEO 49 years. She is 77 years old and is generally familiar with all of the Company's activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and his published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is expected to be an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            On August 11, 2004, the Company filed Form 8-K announcing at "Item
            10. Directors and Officers of the Registrant", the resignation of Barclay Powers from the Board and the appointment of Gladys Powers to the Board.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 12, 2004

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