Form 10-Q
period 2004-12-31
SITI-SITES COM INC
filed 2005-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q (Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004 OR

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

(212) 925-1181
(Registrant’s telephone number, including area code)

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

YES |X|    NO |_|

As of February 10, 2005, the registrant had outstanding 26,478,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

(1)	Current Report to security holders on of Form 8-K in January 2005 (“January 205 8-K”);

(2)	Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2004 (“September 2004 10-Q”);

(3)	Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2004 (“June 2004 10-Q”);

(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”);

(5)	Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the “Form 10-K for 2003”);

(6)	Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the “Form 10-K for 2002”);

SITI-SITES.COM, INC. FORM 10-Q DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION SITI-Sites.com, Inc. Statement of Net Assets in Liquidation (Amounts in thousands)

	December 31, 2004 (Unaudited)	March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$95	$34
Receivables and other assets	1	—

Total current assets	96	34

Total assets	$96	$35

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$4	$5

Total current liabilities	4	5

Total liabilities	4	5

Commitments and contingencies	—	—

Net Assets in Liquidation	$92	$29

See accompanying notes to consolidated financial statements.
1

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

	December 31, 2004 (Unaudited)	December 31, 2003 (Unaudited)

Three months ended
(Amounts in thousands)

Net assets in liquidation beginning of period	$23	$3
Additions to net assets in liquidation:
Contribution of management’s services and rent	40	38
Issuance of common stock	85
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(56)	(59)

Net assets in liquidation at end of period	$92	$(18)

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

	December 31, 2004 (Unaudited)	December 31, 2003 (Unaudited)

Six months ended
(Amounts in thousands)

Net assets in liquidation beginning of period	$29	$28
Additions to net assets in liquidation:
Contribution of management’s services and rent	116	114
Collection of a claim	31
Issuance of common stock	88
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(172)	(160)

Net assets in liquidation at end of period	$92	$(18)

See accompanying notes to consolidated financial statements.
2

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) MANAGEMENT’S PLAN FOR LIQUIDATION

                Siti-Sites.com, Inc., a Delaware corporation (referred to as “SITI” or the “Company”) previously operated as an Internet media company with three websites for the marketing of news and services. The Company’s websites related entirely to the music industry. SITI incurred losses continuously since their inception in 1999. Following conclusion of the second fiscal quarter ended September 30, 2001, management of the Company commenced procedures to liquidate its assets effective January 1, 2002.

                Asset Liquidation.  The Company’s only substantial liability, consisting of the remaining nine months on its lease for office premises at 594 Broadway in New York City, was amicably settled, and terminated as of December 31, 2001. Concurrently office furniture and unnecessary computers were sold, and all employees were terminated in November, 2001. A team of two software consultants were paid in December, 2001 and January, 2002, to complete the Company’s Artist Promotion System. Attempts were to be made to license portions thereof, working with a marketing consultant. However, complications in completing the software resulted in management terminating these consulting relationships. The Company shut down all of its websites effective February 1, 2002.

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

                The Company’s stock was trading at $.03 per share with nominal volume, during the seven-day offer/closing period in December, 2001. The shares sold to major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. transactions have been discussed in 2002 - 2004, but none of them have gone to completion. The format the Company There was also substantial business risk to the purchasers because the Company has no continuing operations and was being liquidated. Other financings of this type followed 2002-2004 described below.

                 The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such now plans to use is to form a subsidiary, “reverse merge” a suitable candidate into such subsidiary and then distribute the Company’s shares retained therein (ranging from 15% to 5%, depending on the business involved) to all of the Company’s shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle such transactions more than once, if their business merit justifies “going public” in this manner.

                In October and November, 2003 Lawrence M. Powers, Chairman/CEO made two loans to the Company for a total of $22,000, maturing October 30, 2004, at 6% interest per annum, payable with principal at maturity. The funding was to finance ongoing activity of the Company.

                Financing occurred in January-February, 2004. The major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO’s recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors. This stock purchase transaction did not complete until June, 2004.

                The financing was to cover ongoing corporate expenses, including major litigation filed by the Company in November, 2003 against former attorneys and executives to recover proceeds from its former cell-phone patents. See “Litigation”.

                Effective January 6, 2005, Siti-Sites.com, Inc, (“Siti”, the “Company”) completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 1,700,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.02 per share for seven days preceding this transaction.

The following is a list of the participants:

Name	Shares Purchased	Amount

Lawrence M. Powers	800,000	$40,000
Robert Ingenito	300,000	$15,000
John DiNozzi	300,000	$15,000
John Iannitto	150,000	$7,500
Steven Gross	150,000	$7,500

                Previous 2002-2004 Financing.  The Company Chairman/CEO Lawrence M. Powers and another investor, in order to finance ongoing corporate expenses, purchased an additional 1,800,000 shares of common stock of the Company (1,200,000 and 600,000 shares, respectively) as of July 26, 2002, at $.025 per share. (This was the same price paid by six shareholder investors in December, 2001, to finance ongoing corporate expenses at that time.) The Company’s stock was trading at $.05 per share during the week ending July 26, 2002 with nominal volume. The shares sold to these two existing investors were not registered under the Securities Act of 1933, were purchased for investment requiring “legended” certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. There are also several other business risks to the purchasers, because the Company has no ongoing operations, and is seeking merger or sale possibilities with operating businesses, to make use of the Company’s publicly traded status with approximately 5,400 shareholders. Depressed stock market conditions for smaller companies “going public” in 2002 – 2004 increased the difficulties in arranging any such transactions.

                The Company Chairman/CEO Lawrence M. Powers, in order to finance ongoing corporate expenses, purchased an additional 1,500,000 shares of common stock of the Company as of October 23, 2002, at $.02 per share. The Company’s stock was trading at $.02 per share for most of the three weeks preceding October 23, 2002 with nominal volume. The shares sold to Mr. Powers were not registered under the Securities Act of 1933, were purchased for investment requiring “legended” certificates and are not readily marketable because of such legending and the nominal trading volume in SITI stock, which factors generally result in substantial discounts in purchase value. The several other business risks to the purchaser described above are continuing.

                The $63,000 equity financing in January-February, 2004, described above, was negotiated when the common stock of the Company had been trading ( at nominal volume) for several months at $.07 per share, but as of February 6, 2004 the common stock was trading at $.05 per share, and that price was used to complete the financing, resulting in the

1,260,000 new shares being issued. The shares being sold to major investors were not registered under the Securities Act of 1933, were purchased for investment requiring “legended” certificates, and are not readily marketable because of such legending and the nominal trading volume in SITI stock. As earlier stated, such factors generally result in substantial discounts in purchase value.

                The several other business risks to the purchasers described in all earlier financings above, are also continuing. Those risks are increased by the ongoing cash costs of the patent recovery litigation, which will continue for a substantial period and require more major investor financing. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See “Litigation”.

                The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, has been active in the lengthy investigation in the suit. He will continue to spend substantial time working closely with litigation counsel as this matter continues, without charging any current cash fees for his own time and commitment. At the conclusion of the matter, he will review the results achieved with the Company’s other major investors and the board of directors, and make reasonable charges for his legal services.

                Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management has determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2003, Item 1. Business – Inactive Entity”), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

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

                (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company’s outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”)

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

                (b) CHANGE TO LIQUIDATION BASIS OF ACCOUNTING

                During the quarter ended December 31, 2001, the Company decided to liquidate its operations and adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows, is eliminated. However, the prior year’s financial statements for the comparable quarter are presented, since the Company did not adopt this method of accounting until January 1, 2002.

                The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

                (c) RECENT HISTORY

                For a full discussion of the Company’s recent history refer to Form 10-K for 2004, Form 10-K for 2003 and Form 10-K for 2002, incorporated herein by reference.

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

                (e) CASH AND CASH EQUIVALENTS

                Cash and cash equivalents include the Company’s cash balances and short-term investments that mature in 90 days or less from the original date of maturity. Cash and cash equivalents are carried at cost plus accrued interest, which approximates market.

2.   LITIGATION

                The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company’s Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

                The Company’s claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel’s supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

                 This is complex litigation, expected to be contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company’s Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

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

                From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                Accounts payable and accrued liabilities were comprised of the following:

	December 31, 2004	March 31, 2004

	(Amounts in thousands)

Accrued professional fees	$—	$2
Accounts payable and accrued
Expenses	4	3

	$4	$5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

                THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY’S MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2004. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

Overview

          SITI has been seeking merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. The Company was an Internet media company with three websites for the marketing of news and services. The Company’s websites related entirely to the music industry. The Company intended to develop these websites further by entering into strategic partnerships and affiliations. As part of this strategy, in June, 1999 the Company acquired Tropia, which promoted and marketed the music of selected independent artists on its website www.Tropia.com. The Company next acquired three music-related websites, HungryBands.com (an e-commerce website and business promoting and selling music by independent artists), NewMediaMusic.com (an e-news/magazine business), and NewYorkExpo.com (a music and Internet conference business), all in January, 2000. As of December 31, 2001, the Company discontinued the operations of its New Media Music and HungryBands divisions because they were not viable businesses. As of March 31, 2001, the Company discontinued the operations of the New York Expo as a result of increased losses associated with the production of the Expo. In addition, during fiscal 2000, the Company made and wrote-off a $500,000 investment in a music CD custom compilation and promotion company, Volatile Media, Inc., which did business as EZCD.com, which thereafter went into a bankruptcy liquidation. Such investment was written off at March 31, 2000 because of uncertainties in EZCD’s financing plans and ability to continue operations.

          SITI’s  history under former management and control persons goes back to 1984 when it was incorporated in Delaware. As a result of a change of control of the Company in December, 1998, the Company’s senior management and Board of Directors were replaced. The current senior management and Board of Directors changed the strategic direction of the Company from being a developer of patented communication technologies to that of an Internet media company. All prior business operations of the Company were discontinued. The Company changed its corporate name to SITI-Sites.com, Inc. from Spectrum Information Technologies, Inc. after its Annual Meeting of Stockholders on December 14, 1999, and its former stock symbol “SITI” is now “SITN.PK”.

          In view of the Company’s determination to seek other business opportunities to create shareholder value, the following information should not be relied upon as an indication of future performance. All of the Company’s operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Liquidation).

LIQUIDITY AND CAPITAL RESOURCES

       The Company’s primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of December 31, 2004, the Company had net assets of approximately $96,000 and net liabilities of approximately $18,000.

       As of December 31, 2004 the Company’s total assets were $96,000, represented primarily by cash and a receivable of $900 from the Company’s Chief Financial officer as part of a payment plan for the purchase of stock. During the nine months ended December 31, 2004, the Company paid approximately $172,000 in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $18,000 and $12,000, respectively, as well as management’s contribution of their services of approximately $94,000. Furthermore, the company incurred approximately $18,000 in legal fees for the nine months ended December 31, 2004.

     As of December 31, 2004, the Company’s had approximately $4,000 in liabilities. Such liabilities were to the Company’s accountant as well as general operating expenses. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $116,000 to compensation and rent for the nine months ended December 31, 2004.

     As of December 31, 2003, the Company’s total assets were $9,000, represented entirely by cash. During the three and nine months ended December 31, 2003, the Company paid approximately $59,000 and $160,000, respectively, in operating expenses consisting primarily of its stock transfer agent fees and salary to one employee of approximately $18,000 and $9,000, respectively, as well as management’s contribution of their services of approximately $93,000.

     As of December 31, 2003, the Company’s liabilities were $27,000 consisting primarily of its loan payable to Chairman/CEO Powers of approximately $22,000. This loan was to finance ongoing activity of the Company. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $114,000 to compensation and rent for the nine months ended December 31, 2003.

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

     The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

RISK FACTORS

      See the Company’s Annual Report on Form 10-K , “Item 1 - Risk Factors That May Affect the Company’s Business, Future Operating Results and Financial Condition.” and “Status of Liquidation” set forth herein.

STATUS OF LIQUIDATION

     SITI continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell. There can be no assurance these of any merger or sale occurring or such transaction will be viable for the Company. There are also several other business risks to any purchasers of Company stock, because the Company has no ongoing operations, is in liquidation, and is seeking merger or sale possibilities with operating businesses, to make use of the Company’s publicly traded status with approximately 5,400 shareholders. But current stock market conditions for “going public” increase the difficulties in arranging any such transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s market risk disclosures set forth in its fiscal 2003 Annual Report filed on Form 10-K have not changed significantly.

ITEM 4. CONTROLS AND PROCEDURES

     (a) The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

    (b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company’s Complaint alleges that its patent attorneys and departing patent licensing executives, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants have realized at least $10 million in gross proceeds therefrom, to date.

                 The Company’s claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel’s supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

                 This is complex litigation, expected to be contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company’s Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

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

Effective January 6, 2005, Siti-Sites.com, Inc, (“Siti”, the “Company”) completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 1,700,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.02 per share for seven days preceding this transaction.

The following is a list of the participants:

Name	Shares Purchased	Amount

Lawrence M. Powers	800,000	$40,000
Robert Ingenito	300,000	$15,000
John DiNozzi	300,000	$15,000
John Iannitto	150,000	$7,500
Steven Gross	150,000	$7,500

                Effective August 11, 2004, Barclay V. Powers resigned from the Board of Directors of Siti. He informed Chairman/CEO Lawrence Powers that he had other career commitments and interests that made it difficult for him to commit the time needed for briefing and interaction on Siti’s future business activities. His services to the Company since October, 1999 were substantial, and the two remaining members of the Board of Directors expressed their gratitude for his commitment and efforts over these years.

                The remaining directors elected Gladys Powers a director as of August 11, 2004. Gladys Powers has been married to the Chairman/CEO 49 years. She is 77 years old and is generally familiar with all of the Company’s activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and his published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is expected to be an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2004.
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:   February 14, 2005

SITI-SITES.COM, INC.

By	/s/ Lawrence M. Powers
———————————
Lawrence M. Powers Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Toni Ann Tantillo
———————————
Toni Ann Tantillo Chief Financial Officer, Vice President, Secretary and Treasurer
13