Form 10-K
period 2005-03-31
SITI-SITES COM INC
filed 2005-06-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 24, 2005 was approximately $230,370 based on the last price at which the Common Stock was sold on June 24, 2005 of $.03 as reported by the National Quotation Bureau. 29,978,178 shares of Common Stock were outstanding as of June 24, 2005.

The following documents are incorporated herein by reference:

      (1) Quarterly Report to security holders on Form 10-Q for the quarter ended December, 2004 (the "Form 10-Q for 12/31/04");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the "Form 10-K for 2004");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places. The registrant is now an inactive entity and its reports on Form 10-K for the years ended March 31, 2005 and 2004 are unaudited. (See Item 1. Business)

                           ANNUAL REPORT ON FORM 10-K
                                 MARCH 31, 2005

         PART I                                                             PAGE
         ------                                                             ----

ITEM 1.  BUSINESS                                                              1

ITEM 2.  PROPERTIES                                                            7

ITEM 3.  LEGAL PROCEEDINGS                                                     7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF                                    7
         SECURITY HOLDERS

         PART II
         -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK                              8
         AND RELATED STOCKHOLDER MATTERS

ITEM 6.  SELECTED FINANCIAL DATA                                              10

ITEM 7.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION
         AND STATUS OF LIQUIDATION                                            10

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                                                              12
ITEM 8.  FINANCIAL STATEMENTS AND
         SUPPLEMENTARY DATA                                                   12

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                 12

         PART III
         --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT                                                       13

ITEM 11. EXECUTIVE COMPENSATION                                               14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT                                     16

         PART IV
         -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K                                    17

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

      The Company's stock was trading at $.03 per share with nominal volume, during the seven-day offer/closing period in December, 2001. The shares sold to major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. There was also substantial business risk to the purchasers because the Company has no continuing operations and was being liquidated. Other financings of this type followed 2002-2005 described below.

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

      Effective January 6, 2005, Siti-Sites.com, Inc, ("Siti", the "Company") completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 1,700,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.02 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 800,000                    $ 40,000
      Robert Ingenito                    300,000                    $ 15,000
      John DiNozzi                       300,000                    $ 15,000
      John Iannitto                      150,000                    $  7,500
      Steven Gross                       150,000                    $  7,500

      Effective May 10. 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                             Shares Purchased             Amount

      Lawrence M. Powers                1,300,000                   $ 65,000
      Robert Ingenito                     550,000                   $ 27,500
      John DiNozzi                        550,000                   $ 27,500
      John Iannitto                       550,000                   $ 27,500
      Steven Gross                        550,000                   $ 27,500

      In June, 2005 Chairman Powers advanced $50,000 to the Company to finance its operating and litigation costs. The loan will not bear interest initially and is repayable on demand.

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

      Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See also "Form 10-K for 2004, Item
1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

      (a) Gross receipts from all sources for the fiscal years ended March 31, 2005 and 2004 were not in excess of $100,000;

      (b) For fiscal 2004 and 2005, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

      (c) Expenditures for all purposes for the fiscal years ended March 31, 2005 and 2004 were not in excess of $100,000; (2)

      (d) No material change in the business has occurred during the 2004 and 2005 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

      (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2004, Item 1. Business - Inactive Entity")

      (2) For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent. The Company recorded such $155,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2005, operating expenses of approximately $295,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses.

      Audited financial statements are planned to be resumed when events or transactions justify the expense. The Company expects to continue filing unaudited quarterly and annual financial statements with the SEC.

Management Background - 2005

      Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1.2 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell corporation (1978) with few assets, which he reorganized with other investors, becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (45 plants) since his retirement. He remained on the board until 1995. The core management team he previously assembled at Spartech Corporation remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested over $3 million in SITI equity.

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

      Gladys Powers was elected as a Director of the Company in August, 2004. She has been married to the Chairman/CEO nearly 50 years. She is 77 years old and is generally familiar with all of the Company's activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is expected to be an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

Employees

      As of June 24, 2005, the Company had 1 employee in operations and general administration (Ms. Tantillo). SITI executive, Mr. Powers, has been working without cash compensation since 1998 and expects to do so for at least the year ended March 31, 2006. The Company has recorded an administrative expense and a capital contribution of $125,000 to account for the value of services provided by executive management (Mr. Powers) of the Company during the year ended March 31, 2005, as in prior fiscal years. None of the Company's employees were represented by any collective bargaining unit, 1998-2005. The Company believes that its relations with its past and present employees are good.

Risk Factors

      The Company's plan is the continued cessation of its past business activities, to pursue its patent litigation and to seek reverse mergers to acquire stock in other companies (followed by spin-off of the shares to SITI shareholders), that perceive value in thereby becoming a publicly traded corporation.

      Risk factors may affect the Company's opportunities to merge with or sell to other operating businesses. In addition to the other information in this Annual Report on Form10-K, and the risk factors listed in the Forms10-K for 2003 and 2004, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed, because the operating businesses will be in different areas from the Internet music business described in prior Forms10-K. Reference is made to Risk Factors in the Company's Form 10-K for 2002, incorporated herein by reference.

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

      The Company May Need to Obtain Additional Financing

      Management believes that current cash and cash equivalents will not be sufficient to meet the Company's anticipated cash needs for working capital and capital expenditures for the nine months ended December 31, 2005. If shareholder Powers remains satisfied with the search for mergers or sales transactions described above, and now in process, he presently intends to invest the amounts necessary to continue such efforts in fiscal 2006.

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

ITEM 2. PROPERTIES

      During the fiscal year 2005, the Company's management has operated the Company's administrative business out of their personal offices, and finds the present arrangements sufficient. As a result of the use of personal offices, the Company recorded a charge of $30,000 as rental expense and increased paid in capital by that amount for the fiscal year ended March 31, 2005 thereby displaying no cash outlay of these funds.

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

      In March, 1997, the Company's Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company's reorganized common stock became eligible for trading under the symbol "SITI", which symbol was modified by NASDAQ to "SITN.OB" in January, 2000. The range of high and low closing bid prices for the Common Stock for the fiscal years 2005 and 2004 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

                             HIGH AND LOW BID PRICES

                                        2004                                           2004
                                   Low       High                                 Low         High

         First Quarter (6/04)     $0.03     $0.03     First Quarter (6/03)       $0.03       $0.03

         Second Quarter (9/04)     0.02      0.03     Second Quarter (9/03)       0.00        0.05

         Third Quarter (12/04)     0.02      0.03     Third Quarter (12/03)       0.03        0.07

         Fourth Quarter (3/05)     0.03      0.05     Fourth Quarter (3/04)       0.03        0.08

      On June 24, 2005, the last reported bid and ask prices of the Common Stock were $.03 and $.07, respectively.

      As of June 24, 2005 there were approximately 5,400 holders of record of the Company's Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

      The Company has paid no dividends for the fiscal years ended March 31, 2005, 2004 and 2003 and the Company has no current plans to pay cash dividends in the foreseeable future. The Company plans to retain earnings, if any, to finance the Company's operations. Payment of cash dividends, if any, in the future will be determined by the Company's Board of Directors in light of future earnings, capital requirements, financial condition and other relevant considerations.

Recent Sales of Unregistered Securities

      For a discussion of sales of unregistered securities by the Company during the 2003 fiscal year see the Form 10-K for 2003, "Part II. Item 2. Changes in Securities."

      For a discussion of sales of unregistered securities by the Company during the 2004 fiscal year see the Form 10-K for 2004, "Part II. Item 2. Changes in Securities."

      In February, 2004, the major investors in the Company agreed to provide an additional $63,000 in equity funds, consisting of $41,000 in cash, and the cancellation and conversion to common stock of the Chairman/CEO's recent loans of $22,000. The total financing was applied to the purchase of 1,260,000 shares of common stock at $.05 per share by these major investors.

      In May 2004, Ms. Tantillo, in connection with her services as a Director, Ms. Tantillo agreed to purchase 100,000 shares of SITI common stock at $.03 per share, its current trading price, payable over ten months. A similar agreement is planned for July, 2005.

      Effective January 6, 2005, Siti-Sites.com, Inc, ("Siti", the "Company") completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 1,700,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.02 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 800,000                    $ 40,000
      Robert Ingenito                    300,000                    $ 15,000
      John DiNozzi                       300,000                    $ 15,000
      John Iannitto                      150,000                    $  7,500
      Steven Gross                       150,000                    $  7,500

      Effective May 10. 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 1,300,000                  $ 65,000
      Robert Ingenito                      550,000                  $ 27,500
      John DiNozzi                         550,000                  $ 27,500
      John Iannitto                        550,000                  $ 27,500
      Steven Gross                         550,000                  $ 27,500

      All of the shares of Common Stock issued by the Company during the 2003, 2004 and 2005 fiscal years as described above, were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act, on the basis that such transactions did not involve any public offering. The stockholders who received such shares of the Company had access to all relevant information regarding the Company necessary to evaluate the investment, and each such stockholder represented that the Common Stock was being acquired for investment only. There was no general solicitation or advertising involved, and the Company used reasonable care to ensure that such stockholders were not underwriters.

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

      STATEMENT OF CHANGES IN NET ASSETS DATA
         (LIQUIDATION BASIS OF ACCOUNTING)

                                                                                                 ------------------------------
                                                                  For the year    For the year    For the year    For the three
                                                                      ended           ended           ended        months ended
                                                                 March 31, 2005  March 31, 2004  March 31, 2003   March 31, 2002
--------------------------------------------------------------------------------------------------------------------------------
            (Amounts in thousands, except per share amounts)
Net assets in liquidation at beginning of period                         29              28              11              64
Reduction to net assets in liquidation:
     Operating expenses and accrual of estimated costs                 (295)           (217)           (260)           (110)
Addition to net assets in liquidation:

     Issuance of common stock                                            88              63              75               3

     Refund of charges                                                   31              --              17              --
     Contribution of management's services and rent                     155             155             185              46
     Insurance recovery from World Trade
Center attack                                                            --              --              --               8
Net assets in liquidation at end of period                                8              29              28              11

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while pursuing the patent litigation and seeking merger or sale possibilities. As of March 31, 2005, the Company's net assets totaled approximately $8,000. As of March 31, 2004, the Company's net assets totaled approximately $29,000. As of March 31, 2003, the Company had net assets of approximately $28,000.

      As of March 31, 2005, the Company's total assets were approximately $ 27,000 which consisted solely of cash. During the fiscal year ended March 31, 2005, the Company incurred approximately $295,000 in operating expenses. Such expenses were composed primarily of management's contribution of their services and rent of approximately $155,000. The Company further incurred legal fees of approximately $90,000 as a direct result of the patent litigation. Stock transfer agent fees totaled approximately $24,000 for the twelve months ended March 31, 2005. Salary and related expenses to one employee for the fiscal year ended March 31, 2005 were approximately $17,000. The remaining $9,000 in operating expenses paid during the fiscal year ended March 31, 2005 related primarily to general office expenses.

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

      The company had no short-term investments as of March 31, 2005 and 2004.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors and Executive Officers of the Company

      The following table sets forth information with respect to the directors and executive officers of the Company:

            Name               Age          Position with the Company
     Lawrence M. Powers        73           Chairman of the Board, Chief Executive Officer

     Gladys Powers             77           Director

     Toni Ann Tantillo         38           Director, Chief Financial Officer, Vice President,
                                            Secretary and Treasurer

Business Experience of Directors and Executive Officers

      Lawrence M. Powers, 73, has served as the Company's Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1.2 billion plastics manufacturing group operating 45 plants. Raising some $200 million during his tenure, he and Spartech's key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School.

      Gladys Powers was elected as a Director of the Company in August, 2004. She has been married to the Chairman/CEO nearly 50 years. She is 77 years old and is generally familiar with all of the Company's activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is expected to be an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

      The following table sets forth the total annual compensation paid, or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2005, 2004 and 2003, who served as Chief Executive Officer and one individuals who was among the highest paid employees for fiscal years 2003, 2004 and 2005.

                                                    Summary Compensation Table
                                                                              Long-Term Compensation Payouts
                            Annual Compensation
                                                                   Grants & Awards

                                                           Other         Restricted  Shares
Name and                                                   Annual        Stock       Underlying  LTIP        All other
Principal Position         Year   Salary      Bonus        Comp.         Awards      Options     Payouts     Comp
------------------         ----   ------      -----        -----         ------      -------     -------     ----
Lawrence M. Powers         2005  125,000(1)    -0-          -0-            -0-          -0-        -0-        -0-
Chairman and Chief         2004  125,000(1)    -0-          -0-            -0-          -0-        -0-        -0-
Executive Officer          2003  125,000(1)    -0-          -0-            -0-          -0-        -0-        -0-

Toni Ann Tantillo (3)      2005   17,000       -0-          -0-            -0-          -0-        -0-        -0-
Director,                  2004   12,000       -0-          -0-            -0-          -0-        -0-        -0-
Chief Financial Officer    2003   13,000       -0-          -0-            -0-          -0-        -0-        -0-
Vice-President,
Secretary and Treasurer

(1) Amounts include Mr. Powers', contribution of services charged against earnings. Mr. Powers did not receive any compensation for his services during fiscal 2003, 2004 and 2005.

Option Grants in Last Year

      There were no options granted during the fiscal years ended March 31, 2003 and March 31, 2004 and March 31, 2005.

Option Exercises and Year-End Values

      There were no options exercised by the Named Executive Officers during the 2005 fiscal year. Any options held by such individuals were purchased in connection with stock purchase agreements. (See "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.")

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of June 24, 2005, as to the beneficial ownership of the Company's common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company's common stock, (2) the Named Executive Officers, (3) each of the Company's directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                      Shares of Common Stock  Beneficially Owned
Name of Owner                               Number            Percent of Class
--------------------------------------------------------------------------------
Lawrence M. Powers                         13,836,666(1)            46.2%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito (former director)           5,526,667(2)            18.4%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers (former director)         4,818,333               19.4%
665 Walther Way
Los Angeles, CA 90049

John Iannitto (former officer)              2,780,000(3)             9.3%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Toni Ann Tantillo                             155,834(4)               *
115 Whitman Road
Yonkers, NY 10710

Current Directors and                      13,992,500(4)            46.7%
Executive Officers as a
Group (2 persons):

----------------------
*     Less than 1%

(1) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares and options held by Mr. Lawrence Powers also include 4,818,333 shares held by his son, Barclay V. Powers, as to which Lawrence Powers disclaims voting or investment power therein.

(2) Consists solely of shares. All options were cancelled pursuant to the November 28, 2001 offer to key investors. Shares held by Mr. Ingenito also include 2,596,667 shares held by John DiNozzi.

(3) Consists solely of shares held by RSI Marketing, a sole proprietorship owned by John Iannitto. All options were cancelled pursuant to the November 28, 2001 offer to key investors.

(4)   Consists solely of shares.

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

      (6) Previously Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

      (7) Previously Filed as an Exhibit to the Company's Current Report on Form 8-K dated January 18, 2000.


(b)  Reports on Form 8-K:

            There were no reports filed on Form 8-K for the three months ended March 31, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SITI-SITES.COM, INC.


Dated: June 30, 2005         By    /s/ Toni Ann Tantillo
                                   ---------------------------------------------
                                         Toni Ann Tantillo
                                       (Director, Chief Financial Officer, Vice
                                          President, Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: June 30, 2005         By    /s/ Lawrence M. Powers
                                   ---------------------------------------------
                                                  Lawrence M. Powers
                                             (Chief Executive Officer and
                                          Chairman of the Board of Directors)


Dated: June 30, 2005         By    /s/ Gladys Powers
                                   ---------------------------------------------
                                                     Gladys Powers
                                                      (Director)

                      SITI-Sites.com, Inc. and Subsidiary
                   Index to Consolidated Financial Statements

Unaudited Financial Statements for the Fiscal Years Ended March 31, 2005 and March 31, 2004:

Statement of Net Assets in Liquidation as of  March 31, 2005 and March 31, 2004 (Unaudited)           F-2

Statement of Changes in Net Assets in Liquidation for the Twelve Months Ended
March 31, 2005 and March 31, 2004 (Unaudited)                                                         F-3

Notes to Consolidated Financial Statements for the Twelve Months Ended March 31,
2005 and March 31, 2004 (Unaudited)                                                            F-4 - F-11

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation         March 31, 2005    March 31, 2004
(Amounts in thousands)                          (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                       $   27            $   34
  Receivables and other assets                        --                --
                                                  ------------------------
         Total current assets
                                                      27                34
                                                  ------------------------
Property and Equipment, net                           --                --
                                                  ------------------------

         Total assets                             $   27            $   34
                                                  ========================

Liabilities:
Current Liabilities
  Accounts payable and accrued liabilities        $   19            $    5
                                                  ------------------------
         Total current liabilities                    19                 5
                                                  ------------------------

         Total liabilities                            19                 5
                                                  ========================

Net Assets in Liquidation                         $    8            $   29
                                                  ========================

See accompanying notes to consolidated financial statements.

                                                                 Twelve            Twelve
                                                              Months Ended      Months Ended
SITI-Sites.com, Inc.                                            March 31,         March 31,
Statement of Changes in Net Assets in Liquidation                 2005              2004
(Amounts in thousands)                                        (Unaudited)       (Unaudited)
                                                              ------------      ------------
Net assets in liquidation at beginning of period                  $  29             $  28
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs             (295)             (217)
Increases to net assets in liquidation:

     Refund of charges                                               31                --

     Issuance of common stock                                        88                63

     Contribution of management's services and rent                 155               155
                                                                  -----------------------


Net assets in liquidation at end of period                        $   8             $  29
                                                                  =======================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE TWELVE MONTHS ENDED MARCH 31, 2005 and MARCH 31, 2004 (UNAUDITED)

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

      Effective January 6, 2005, Siti-Sites.com, Inc, ("Siti", the "Company") completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 1,700,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.02 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 800,000                    $ 40,000
      Robert Ingenito                    300,000                    $ 15,000
      John DiNozzi                       300,000                    $ 15,000
      John Iannitto                      150,000                    $  7,500
      Steven Gross                       150,000                    $  7,500

      Effective May 10. 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 1,300,000                  $ 65,000
      Robert Ingenito                      550,000                  $ 27,500
      John DiNozzi                         550,000                  $ 27,500
      John Iannitto                        550,000                  $ 27,500
      Steven Gross                         550,000                  $ 27,500

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

      Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company's management has determined that it is an "inactive entity" under SEC accounting rules (See also "Form 10-K for 2004, Item
1. Business - Inactive Entity"), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

            (a) Gross receipts from all sources for the fiscal years ended March 31, 2005 and 2004 were not in excess of $100,000;

            (b) For fiscal 2004 and 2005, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

            (c) Expenditures for all purposes for the fiscal years ended March 31, 2005 and 2004 were not in excess of $100,000; (2)

            (d) No material change in the business has occurred during the 2004 and 2005 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

            (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 48% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2004, Item 1. Business - Inactive Entity")

      (2) For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent. The Company recorded such $155,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2005, operating expenses of approximately $295,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses.

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

      Additional information as follows:

                                                                                             Weighted
                                                                      Shares Subject          Average
                                                                        to Options         Exercise Price
                                                                      --------------       --------------
      Outstanding at March 31, 2003 at $1.69-$2.15 per share               41,500            $    2.13
       Granted, exercised and extinguished                                     --            $      --
                                                                        ---------            ---------
      Outstanding at March 31, 2004 at $1.69-$2.15 per share               41,500            $    2.13
       Granted, exercised and extinguished                                     --            $      --
                                                                        ---------            ---------
      Outstanding at March 31, 2005 at $1.69-$2.15 per share               41,500            $    2.13
                                                                        =========            =========

      The following table summarizes information about stock options outstanding and exercisable at March 31, 2005:

                                  Outstanding and      Weighted Average               Weighted
      Range of Exercise           Exercisable at       Remaining Contractual          Average Exercise
      Prices                      March 31, 2005       Life (Years)                   Price
      ------------------------------------------------------------------------------------------------------
      $1.69 to $2.15                41,500                 2.38                       $2.13

      (ii) 1998 CONSULTANT STOCK INCENTIVE PLAN

      The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2004 and 2005.

                                                                                   Weighted
                                                                     Shares         Average
                                                                   Subject to      Exercise
                                                                     Options         Price
                                                                   ----------      ---------
      Outstanding at March 31, 2003 at $0.875 -$2.15 per share         40,000      $    1.19
      Granted, exercised and extinguished                                  --      $      --
                                                                    ---------      ---------
      Outstanding at March 31, 2004 at $0.875 -$2.15 per share         40,000      $    1.19
      Granted, exercised and extinguished                                  --      $      --
                                                                    ---------      ---------
      Outstanding at March 31, 2005 at $0.875 -$2.15 per share         40,000      $    1.19
                                                                    =========      =========

      The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2005:

                                  Outstanding and      Weighted Average               Weighted
      Range of Exercise           Exercisable at       Remaining Contractual          Average Exercise
      Prices                      March 31, 2005       Life (Years)                   Price
      ------------------------------------------------------------------------------------------------------
      $0.875 to $2.15               40,000                 3.14                       $1.19

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

      Additional information as follows:

                                                                           Weighted
                                                             Shares         Average
                                                           Subject to      Exercise
                                                             Options         Price
                                                           ----------      ---------
      Outstanding at March 31, 2003 at $0.35 per share      $    0.35        300,000
      Granted, exercised and extinguished                   $    0.35       (300,000)
                                                            ---------      ---------
      Outstanding at March 31, 2004 at $0.35 per share      $    0.35              0
      Granted, exercised and extinguished                   $    0.00              0
                                                            ---------      ---------
      Outstanding at March 31, 2005 at $0.35 per share      $    0.35              0
                                                            =========      =========

3. COMMITMENTS AND CONTINGENCIES

            Management uses its personal offices to conduct business for the Company. As a result, no rent has been paid during the fiscal year ended March 31, 2004 and March 31, 2005. However, as a result of the contribution of rent, a charge was recorded to rent and paid in capital of approximately $30,000 for each fiscal year.

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

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      As of March 31, 2005 and 2004, accounts payable and accrued liabilities were comprised of the following:

                                               2005        2004
                                              ------      ------
                                            (Amounts in thousands)

               Accrued professional fees      $   14      $    2
               Accounts payable                    5           3
                                              ------      ------
                                              $   19      $    5
                                              ======      ======

6. SUBSEQUENT EVENT

      Effective May 10. 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

      The following is a list of the participants:

      Name                               Shares Purchased           Amount

      Lawrence M. Powers                 1,300,000                  $ 65,000
      Robert Ingenito                      550,000                  $ 27,500
      John DiNozzi                         550,000                  $ 27,500
      John Iannitto                        550,000                  $ 27,500
      Steven Gross                         550,000                  $ 27,500

      In June, 2005 Chairman Powers advanced $50,000 to the Company to finance its operating and litigation costs. The loan will not bear interest initially and is repayable on demand.