Form 10-Q
period 2005-06-30
SITI-SITES COM INC
filed 2005-08-15
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

YES |X| NO |_|

As of August 12, 2005, the registrant had outstanding 30,078,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the "Form 10-K for 2005");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the "Form 10-K for 2004");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2004 ("June 30, 2004 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                  JUNE 30, 2005

PART I.  FINANCIAL INFORMATION                                                                Page No.
                                                                                              --------
Item 1. Financial Information

Statement of Net Assets in Liquidation at June 30, 2005 (Unaudited) and March 31, 2005......      1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the
Three Months Ended June 30, 2005 and June 30, 2004..........................................      2

Notes to Condensed Financial Statements (Unaudited).........................................      3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation...................................................................      6

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................      8

Item 4. Controls and Procedures.............................................................      8

PART II.  OTHER INFORMATION.................................................................      9

Item 1. Legal Proceedings ..................................................................      9

Item 2. Changes in Securities ..............................................................      9

Item 6. Exhibits and Reports on Form 8-K....................................................     10

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                     June 30, 2005     March 31,
                                                      (Unaudited)        2005
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $      9       $     27
  Receivables and other assets                                --             --
                                                        --------       --------
         Total current assets                                  9             27
                                                        --------       --------

         Total assets                                   $      9       $     27
                                                        --------       --------

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities              $     50       $     --
  Accounts payable and accrued liabilities                    34             19
                                                        --------       --------
         Total current liabilities                            84             19
                                                        --------       --------

         Total liabilities                                    84             19
                                                        --------       --------

Commitments and contingencies                                 --             --

                                                        --------       --------
Net Assets (Liabilities) in Liquidation                 $    (75)      $      8
                                                        ========       ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets (Liabilities) in Liquidation

                                                               June 30,       June 30,
                                                                 2005           2004
                                                              (Unaudited)    (Unaudited)
Three months ended                                            --------------------------
(Amounts in thousands)
Net assets in liquidation beginning of period                  $      8       $     29
Additions to net assets in liquidation:
     Collection of claim                                             --             30
     Issuance of common stock                                       175              3
     Contribution of management's services and rent                  38             38
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs             (296)           (50)
                                                               -----------------------
Net assets (liabilities) in liquidation at end of period       $    (75)      $     50
                                                               =======================

See accompanying notes to consolidated financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) MANAGEMENT'S PLAN FOR LIQUIDATION

      Siti-Sites.com, Inc., a Delaware corporation (referred to as "SITI" or the "Company") previously operated as an Internet media company with three websites for the marketing of news and services. The Company's websites related entirely to the music industry. SITI incurred losses continuously since their inception in 1999. As a result, the Company commenced procedures to prepare to liquidate its assets effective January 1, 2002.

      Asset Liquidation. For a full discussion on Management's plan for liquidation, refer to the Form 10-K for 2005, incorporated herein by reference.

      Financing. For a full discussion on the Company's financing up to and including the fiscal year ended March 31, 2005, refer to the Form 10-K for 2005, incorporated herein by reference.

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

      Effective May 10, 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

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

      The several other business risks to the purchasers described in all prior filings, are also continuing. Those risks are increased by the ongoing cash costs of the patent recovery litigation, which will continue for a substantial period and require more major investor financing. The future risks to all shareholders further include a "one-third contingent fee agreement", based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See "Litigation".

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

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected late in 2005 or early 2006. A summary judgement motion by defendants for dismissal is now pending. Gross proceeds to defendants currently appear to be in excess of $18 million, and several expert reports have been exchanged parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

      This is complex litigation, being contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities were comprised of the following:

                                              June 30,   March 31,
                                                2005       2005
                                               ----------------
                                             (Amounts in thousands)

          Accrued professional fees            $  22      $  14
          Accounts payable and accrued
               Expenses                           12          5
                                               -----      -----
                                               $  34      $  19
                                               =====      =====

4. SUBSEQUENT EVENT

      Chairman/CEO Powers continues to advance the Company funding for its legal costs. In addition to the $50,000 advanced to the Company in June, 2005, an additional $40,000 was advanced to the Company during the months of July and August 2005.

      On August 4, 2005, in connection with her services as a Director, Ms. Tantillo purchased 100,000 shares of SITI common stock at $.05 per share. An initial payment of $3,000 was made with the agreement and the balance is payable over 90 days. The shares purchased by Ms. Tantillo were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

      THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2005. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of June 30, 2005, the Company had net liabilities of approximately $75,000. As of June 30, 2004 the Company had net assets of approximately $50,000.

      As of June 30, 2005, the Company's total assets were $9,000, represented completely by cash. During the three months ended June 30, 2005, the Company paid approximately $296,000 in operating expenses consisting primarily of legal costs of approximately $245,000 associated with the Company's current litigation. (See "Litigation"). Also included in the current fiscal year's operating expenses is a charge of approximately $38,000 represent management's contribution of rent and salaries for the period. The remaining operating expenses of approximately $23,000 represents salaries to one employee of approximately $5,000, stock transfer agent fees of $6,000 and $2,000 of miscellaneous operating and office expenses for the quarter ended June 30, 2005.

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

      As of June 30, 2005, the company recorded a liability of $50,000 as a loan from its Chairman. This loan is in anticipation of equity financing planned during the second fiscal quarter. As of June 30, 2004, the Company's had no liabilities. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $38,000 to compensation and rent for the three months ended June 30, 2005 and 2004.

LIQUIDATION BASIS OF ACCOUNTING

      The condensed consolidated financial statements for the three months ended June 30, 2004 and 2005 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected late in 2005 or early 2006. A summary judgement motion by defendants for dismissal is now pending. Gross proceeds to defendants currently appear to be in excess of $18 million, and several expert reports have been exchanged parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

      This is complex litigation, being contested vigorously by several defense firms and to continue for several years. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

ITEM 2. CHANGES IN SECURITIES

      Effective May 10, 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs. Certain investors including Chairman Lawrence Powers purchased a total of 3,500,000 shares at $.05 per share. The shares purchased by the major investors were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the quarter ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  August 15, 2005

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