Form 10-Q/A
period 2005-06-30
SITI-SITES COM INC
filed 2005-08-23
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

      (5) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2004 ("June 30, 2004 10-Q")

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                                  JUNE 30, 2005

PART I.  FINANCIAL INFORMATION                                                                           Page No.
                                                                                                         --------
Item 1. Financial Information

Statement of Net Assets in Liquidation at June 30, 2005 (Unaudited) and March 31, 2005 ...............       1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three Months Ended
June 30, 2005 and June 30, 2004 ......................................................................       2

Notes to Condensed Financial Statements (Unaudited) ..................................................       3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation ............................................................................       6

Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................       8

Item 4. Controls and Procedures ......................................................................       8

PART II.  OTHER INFORMATION ..........................................................................       9

Item 1. Legal Proceedings ............................................................................       9

Item 2. Changes in Securities ........................................................................       9

Item 6. Exhibits and Reports on Form 8-K .............................................................      10

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                June 30, 2005        March 31,
                                                 (Unaudited)           2005
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                         $  9               $27
  Receivables and other assets                        --                --
                                                    ----               ---
         Total current assets                          9                27
                                                    ----               ---
                                                                       ---

         Total assets                               $  9               $27
                                                    ----               ---

Liabilities
Current Liabilities
  Accounts payable and accrued liabilities          $ 50               $--
  Accounts payable and accrued liabilities            34                19
                                                    ----               ---
         Total current liabilities                    84                19
                                                    ----               ---

         Total liabilities                            84                19
                                                    ----               ---

Commitments and contingencies                         --                --

                                                    ----               ---
Net Assets (Liabilities) in Liquidation             $(75)              $ 8
                                                    ====               ===

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets (Liabilities) in Liquidation

                                                                 June 30,        June 30,
                                                                   2005            2004
Three months ended                                             (Unaudited)     (Unaudited)
(Amounts in thousands)                                         ---------------------------
Net assets in liquidation beginning of period                     $   8           $ 29
Additions to net assets in liquidation:
     Collection of claim                                             --             30
     Issuance of common stock                                       175              3
     Contribution of management's services and rent                  38             38
Reductions to net assets in liquidation:
     Operating expenses and accrual of estimated costs             (296)           (50)
                                                                  --------------------
Net assets (liabilities) in liquidation at end of period          $ (75)          $ 50
                                                                  ====================

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

            The following is a list of the participants:

            Name                        Shares Purchased     Amount

            Lawrence M. Powers          1,300,000            $65,000
            Robert Ingenito               550,000            $27,500
            John DiNozzi                  550,000            $27,500
            John Iannitto                 550,000            $27,500
            Steven Gross                  550,000            $27,500

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

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected late in 2005 or early 2006. A summary judgement motion by defendants for dismissal is now pending. Gross proceeds to defendants currently appear to be in excess of $18 million, and several expert reports have been exchanged among the parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

            Accounts payable and accrued liabilities were comprised of the following:

                                                   June 30,  March 31,
                                                     2005      2005
                                                   -------------------
                                                 (Amounts in thousands)

                  Accrued professional fees          $22       $14
                  Accounts payable and accrued
                       Expenses                       12         5
                                                     ---       ---
                                                     $34       $19
                                                     ===       ===

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

            The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $10 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected late in 2005 or early 2006. A summary judgement motion by defendants for dismissal is now pending. Gross proceeds to defendants currently appear to be in excess of $18 million, and several expert reports have been exchanged among the parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

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

            The following is a list of the participants:

            Name                            Shares Purchased      Amount

            Lawrence M. Powers              1,300,000             $65,000
            Robert Ingenito                   550,000             $27,500
            John DiNozzi                      550,000             $27,500
            John Iannitto                     550,000             $27,500
            Steven Gross                      550,000             $27,500

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

Dated: August 22, 2005

                                SITI-SITES.COM, INC.


                                By  /s/ Lawrence M. Powers
                                    ----------------------
                                    Lawrence M. Powers
                                    Chief Executive Officer and
                                    Chairman of the Board of Directors


                                By  /s/ Toni Ann Tantillo
                                    ----------------------
                                    Toni Ann Tantillo
                                    Chief Financial Officer,
                                    Vice President, Secretary and Treasurer