Form 10-Q
period 2005-09-30
SITI-SITES COM INC
filed 2005-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005

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

YES |X| NO |_|

As of November 11, 2005, the registrant had outstanding 30,078,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

      (1) Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2005 ("June 2005 10-Q");

      (2) Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the "Form 10-K for 2005");

      (3) Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the "Form 10-K for 2004");

      (4) Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the "Form 10-K for 2003");

      (5) Annual Report to security holders on Form 10-K for the year ended March 31, 2002 (the "Form 10-K for 2002");

                              SITI-SITES.COM, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2005

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1. Financial Information

Statement of Net Assets in Liquidation at September 30, 2005
(Unaudited) and March 31, 2005........................................      1

Statement of Changes in Net Assets (Liabilities) in Liquidation
(Unaudited) for the Three and Six Months Ended September 30, 2005
and September 30, 2004................................................      2

Notes to Condensed Financial Statements (Unaudited)...................      3

Item 2. Management's Discussion and Analysis of Financial Condition
and Status of Liquidation.............................................      7

Item 3. Quantitative and Qualitative Disclosures About Market Risk....      9

Item 4. Controls and Procedures.......................................      9

PART II.  OTHER INFORMATION...........................................      9

Item 1. Legal Proceedings ............................................      9

Item 5. Other Information ............................................     10

Item 6. Exhibits and Reports on Form 8-K..............................     11

PART I.  FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

                                                      September 30,    March 31,
                                                          2005           2005
                                                      (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $      7       $     27
                                                        --------       --------
         Total current assets                                  7             27
                                                        --------       --------

         Total assets                                   $      7       $     27
                                                        --------       --------

Liabilities
Current Liabilities
  Officer loan                                          $    110       $     --
  Accounts payable and accrued liabilities                    12             19
                                                        --------       --------
         Total current liabilities                           122             19
                                                        --------       --------

         Total liabilities                                   122             19
                                                        --------       --------

Commitments and contingencies                                 --             --

                                                        --------       --------
Net (Liabilities) Assets in Liquidation                 $   (115)      $      8
                                                        ========       ========

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                                 September      September
                                                                 30, 2005       30, 2004
                                                                (Unaudited)    (Unaudited)
Three months ended                                              --------------------------
(Amounts in thousands)
Net (liabilities) assets in liquidation beginning of period      $    (75)      $     50
Additions to net assets in liquidation:
    Contribution of management's services and rent                     38             38
    Collection of a claim                                              --             30
    Issuance of common stock                                            5              3
Reductions to net assets in liquidation:
    Operating expenses and accrual of estimated costs                 (83)           (66)
                                                                 -----------------------
Net (liabilities) assets in liquidation at end of period         $   (115)      $     23
                                                                 =======================

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

                                                                 September      September
                                                                 30, 2005       30, 2004
                                                                (Unaudited)    (Unaudited)
Six months ended                                                --------------------------
(Amounts in thousands)
Net assets in liquidation beginning of period                    $      8       $     29
Additions to net assets in liquidation:
    Contribution of management's services and rent                     76             76
    Increase in receivables                                            --             31
    Issuance of common stock                                          180              3
Reductions to net assets in liquidation:
    Operating expenses and accrual of estimated costs                (379)          (116)
                                                                 -----------------------
Net assets in liquidation at end of period                       $   (115)      $     23
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

      Chairman/CEO Powers continues to advance the Company funding for its legal costs. In addition to the $50,000 advanced to the Company in June, 2005, an additional $60,000 was advanced to the Company during the quarter ended September 30, 2005. Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was in the process of being completed in November, 2005. The loans to the Company do not bear any interest. The investors will not receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash are achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders are:

             Lawrence M. Powers           $122,232 (total of his advances)
             Robert Ingenito                24,420
             John DiNozzi                   24,420
             John Iannitto                  24,640
             Steven Gross                   24,640

      On August 4, 2005, in connection with her services as a Director, Ms. Tantillo purchased 100,000 shares of SITI common stock at $.05 per share. An initial payment of $3,000 was made with the agreement and the balance was paid on September 15, 2005. The shares purchased by Ms. Tantillo were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

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

      The Company's Chairman/CEO Powers, who is also General Counsel to the Company, has been active in the lengthy investigation in the suit. He will continue to spend substantial time working closely with litigation counsel as this matter continues, without charging any current cash fees for his own time and commitment. Mr. Powers has decided that he will not be seeking or receiving any attorneys' fees for his work in the litigation at its conclusion, although entitled to do so. He concluded this waiver of any attorney fees would serve the best interests of the corporation.

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

      (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 46% of the Company's outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also "Form 10-K for 2004, Item 1. Business - Inactive Entity")

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

2. LITIGATION

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and a departing patent licensing executive, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants are believed to have realized at least $18 million in gross proceeds therefrom, to date (approximately $15 million in cash proceeds, and 3 new patents valued at $3 million by the Company).

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $18 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected in early 2006. A summary judgement motion by defendants for dismissal was denied by the court in a Decision and Order filed under seal, on October 28, 2005. Several expert reports have been exchanged among the parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

      This is complex litigation, being contested vigorously by several defense firms and expected to continue. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

      As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

      From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities were comprised of the following:

                                             September 30,     March 31,
                                                 2005            2005
                                             ---------------------------
                                               (Amounts in thousands)

          Accrued professional fees             $   12          $   14
          Accounts payable and accrued
               Expenses                             --               5
                                                ------          ------
                                                $   34          $   19
                                                ======          ======

4. SUBSEQUENT EVENT

      Refer to "Management's Plan for Liquidation - Financing". Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was in the process of being completed in November, 2005. The loans to the Company do not bear any interest. The investors will not receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash are achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders are:

             Lawrence M. Powers           $122,232 (total of his advances)
             Robert Ingenito               24,420
             John DiNozzi                  24,420
             John Iannitto                 24,640
             Steven Gross                  24,640

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of September 30, 2005 the Company had net liabilities of approximately $115,000. As of September 30, 2004, the Company had net assets of approximately $23,000.

      As of September 30, 2005 the Company's total assets were $7,000, represented solely by cash. During the six months ended September 30, 2005, the Company paid approximately $379,000 in operating expenses consisting primarily of legal costs of approximately $279,000 associated with the Company's current litigation. (See "Litigation"). Furthermore, management's contribution of their services and rent totaled approximately $76,000. Other costs included transfer agent fees and salaries to one employee of approximately $10,000 each, respectively. The remaining other fees of approximately $4,000 pertained primarily to general office expenses for the six months ended September 30, 2005.

      As of September 30, 2005, the Company's had approximately $122,000 in liabilities. Approximately $110,00 of such liabilities were to the Company's Chairman/CEO for advances to the Company to cover its legal costs. Approximately $12,000 were accrued as of September 30, 2005 for the Company's attorney. Management, primarily the Chairman/CEO, continues to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $78,000 to compensation and rent for the six months ended September 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk disclosures set forth in its fiscal 2005 Annual Report filed on Form 10-K have not changed significantly.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company filed a civil suit in the United States District Court for the Southern District of New York on November 12, 2003, withdrawn in April, 2004 and re-filed in New York State Supreme Court in New York County, Commercial Division. The Company's Complaint alleges that its patent attorneys and a departing patent licensing executive, in late 1998 and thereafter, purchased its valuable patents on cell-phone technology for $24,000 by concealing their nature and value. The defendants are believed to have realized at least $18 million in gross proceeds therefrom, to date (approximately $15 million in cash proceeds, and 3 new patents valued at $3 million by the Company).

      The Company's claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel's supervision, in the second half of 2003. The Company is seeking damages in excess of $18 million, a court-ordered trust on future proceeds from its former patents and return of the patents. Depositions and document discovery have been completed and the case was noticed for trial, expected in early 2006. A summary judgement motion by defendants for dismissal was denied by the court in a Decision and Order filed under seal, on October 28, 2005. Several expert reports have been exchanged among the parties. Major investors of the Company have been financing this litigation based upon their belief that a positive outcome for the Company is possible at eventual trial of the case.

      This is complex litigation, being contested vigorously by several defense firms and expected to continue. No assurance can be given as to the ultimate outcome thereof. Martin M. Green, Esq. and his firm of Green, Schaaf & Jacobson, P.C. based in Clayton, Missouri, have been retained as the Company's Special Counsel, for the litigation and ultimate trial of this matter. The Company has retained Gary Cooper, Esq. and Cooper & McCann, LLP. as its New York Counsel.

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

      On August 4, 2005, in connection with her services as a Director, Ms. Tantillo purchased 100,000 shares of SITI common stock at $.05 per share. An initial payment of $3,000 was made with the agreement and the balance wasx paid on September 15, 2005. The shares purchased by Ms. Tantillo were not registered under the Securities Act of 1933, were purchased for investment and are not readily marketable, which factors generally result in discounts in purchase value. However, no discounts were taken and, at the time of the investment, the stock was trading at approximately $.03 per share for seven days preceding this transaction.

      Refer to "Management's Plan for Liquidation - Financing". Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was in the process of being completed in November, 2005. The loans to the Company do not bear any interest. The investors will not receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash are achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders are:

             Lawrence M. Powers           $122,232 (total of his advances)
             Robert Ingenito                24,420
             John DiNozzi                   24,420
             John Iannitto                  24,640
             Steven Gross                   24,640

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

      B.    Reports on Form 8-K

            There were no reports on Form 8-K filed during the six months ended September 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 11, 2005

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