Form 10-Q
period 2005-12-31
SITI-SITES COM INC
filed 2006-02-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission File Number 0-15596

SITI-SITES.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1940923
(State of incorporation)	(I.R.S. Employer Identification No.)

47 Beech Road, Englewood, New Jersey	07631
(Address of Chief Executive Officer)	(Zip Code)

111 Lake Avenue, Tuckahoe, New York	10707
(Address of Financial Office and Chief Financial Officer)	(Zip Code)

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
YES ☒   NO ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES ☒   NO ☐

As of February 13, 2006, the registrant had outstanding 30,078,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

(1)	Quarterly Report to security holders on Form 8-K dated January 26, 2006 (“January 26 8-K”);

(2)	Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2005 (“September 2005 10-Q”);

(3)	Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2005 (“June 2005 10-Q”);

(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the “Form 10-K for 2005”);

(5)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”);

(6)	Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the “Form 10-K for 2003”);

SITI-SITES.COM, INC.

FORM 10-Q

DECEMBER 31, 2005

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Statement of Net Assets in Liquidation at December 31, 2005 (Unaudited) and March 31, 2005	1

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three and Nine Months Ended December 31, 2005 and December 31, 2004	2

Notes to Condensed Financial Statements (Unaudited); Subsequent Event	3;6

Item 2. Management’s Discussion and Analysis of Financial Condition and Status of Liquidation	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K	13

PART I.	FINANCIAL INFORMATION

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

	December 31, 2005 (Unaudited)	March 31, 2005

Assets
Current assets:
Cash and cash equivalents	$81	$27

Total current assets	81	27

Total assets	$81	$27

Liabilities
Current Liabilities
Loan Payable	$220	$—
Accounts payable and accrued liabilities	25	19

Total current liabilities	245	19

Total liabilities	245	19

Commitments and contingencies	—	—

Net (Liabilities) Assets in Liquidation	$(164)	$8

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

Three months ended (Amounts in thousands)	December 31, 2005 (Unaudited)	December 31, 2004 (Unaudited)

Net assets in liquidation beginning of period	$(115)	$23
Additions to net assets in liquidation:
Contribution of management’s services and rent	39	40
Issuance of common stock	0	85
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(88)	(56)

Net assets in liquidation at end of period	$(164)	$92

SITI-Sites.com, Inc.
Statement of Changes in Net Assets in Liquidation

Six months ended (Amounts in thousands)	December 31, 2005 (Unaudited)	December 31, 2004 (Unaudited)

Net assets in liquidation beginning of period	$8	$29
Additions to net assets in liquidation:
Contribution of management’s services and rent	115	116
Collection of a claim	-	31
Issuance of common stock	180	88
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(467)	(172)

Net assets in liquidation at end of period	$(164)	$92

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

          Asset Liquidation. For a full discussion on Management’s plan for liquidation, refer to the Form 10-K for 2005, incorporated herein by reference.

          Financing. For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2005, refer to the Form 10-K for 2005, incorporated herein by reference.

          The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2004, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, “reverse merge” a suitable candidate into such subsidiary and then distribute the Company’s shares retained therein (ranging from 10% to 5%, depending on the business involved) to all of the Company’s shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle such transactions more than once, if their business merit justifies “going public” in this manner.

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

Lawrence M. Powers	$122,232	(total advances)
Robert Ingenito	24,420
John DiNozzi	24,420
John Iannitto	24,640
Steven Gross	24,640

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

          The several other business risks to the purchasers described in all prior filings, are also continuing. Those risks are increased by the ongoing cash costs of the patent recovery litigation, which will continue for a substantial period and require more major investor financing. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See “Litigation” and “Subsequent Event” regarding recent settlement.

          The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, has been active in the lengthy investigation in the suit. He will continue to spend substantial time working closely with litigation counsel as this matter continues. Mr. Powers has decided that he will not be seeking or receiving any attorneys’ fees for his work in the litigation at its conclusion by a settlement in January 2006, although entitled to do so. He concluded this waiver of any attorney fees through such date would serve the best interests of the corporation.

          Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management has determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

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

          (2) For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent. The Company recorded such $155,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2005, operating expenses of approximately $295,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses. Litigation expenses are being offset against recovery in the recent settlement.

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

          The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock has generally traded or is expected to trade in the future. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference. (See “Subsequent Event – Future Proceeds.”)

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

          The Company’s claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel’s supervision, in the second half of 2003. The Company was seeking damages in excess of $18 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

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

          The case was settled on the eve of trial on January 20, 2006. (See “Subsequent Event”).

          From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities were comprised of the following:

	December 31,	March 31,
	2005	2005

	(Amounts in thousands)

Accrued professional fees	$17	$14
Accounts payable and accrued Expenses	8	5

	$25	$19

4. SUBSEQUENT EVENT

          Siti-sites.com, Inc. has had a civil suit pending since April, 2004 in New York State Supreme Court in New York County, described in earlier filings under the Securities Exchange Act of 1934 on Forms 10-K and 10-Q. A summary of the terms of a recent settlement follows: (See January 26 8-K)

          Siti’s 2004 complaint alleged that certain defendants wrongfully purchased its portfolio of patents on cell-phone and vehicular wireless technology. In response, each defendant denied all liability to Siti as to all claims, and there has been no admission of liability by any defendant. The settlement is a relinquishment of all claims by Siti in exchange for cash in the amount of $7,750,000, and an assignment of a percentage of future gross proceeds, if any, derived from Siti’s former patent portfolio, as enhanced since the purchase. These amounts will be reduced by one-third to cover the contingent fees earned by Siti’s Special Litigation Counsel, Green, Schaaf and Jacobson of Clayton, Missouri. Siti’s initial net cash recovery will be approximately $5,150,000. This net sum will be received upon closing of the settlement agreement expected to occur by late February 2006. Loan advances by certain shareholders of $225,000 recently made, will be repaid, taking the net sum down to $4.9 million.

          All proceeds from the settlement are “non-recurring” in nature. Siti has remained in liquidation since 2002, has no other business and is planning a liquidating dividend distribution to shareholders on the initial cash proceeds as soon as practicable. The net amount available is expected to be about $4.7 million. It will be allocated pro-rata among shareholders holding approximately 30 million shares, for about $.15 per share distributed in this continuing liquidation of Siti.

Future Proceeds The assignment to Siti of future Gross Proceeds (if any, and as defined), that are received by the defendant patent holding company (the “Patent Holding Company”) after January 19, 2006, will consist of 15% of the first $10 million in Gross Proceeds, 20% of the next $10 million, and 25% of all Gross Proceeds in excess of $20 million. “Gross Proceeds” means all proceeds received by defendant Patent Holding Company from the entire patent portfolio, before any deduction for defendants’ own counsel fees, costs and expenses of operations, salaries or other distributions to members of defendant Patent Holding Company. Siti is a senior creditor thereof, and claims no ownership interest in the patent portfolio or such Patent Holding Company.

Risk Factors *Siti does not know how much, if any, in future Gross Proceeds are still obtainable from this patent portfolio, and ultimate results are very speculative. *Current or future changes in technology may affect the patent properties adversely. * Infringement litigation is costly, involves risk to the patent portfolio, and such Patent Holding Company must obtain its own financing. *Siti’s share of future Gross Proceeds is subject to these and other business risks in such Patent Holding Company. *The settlement has been reached after protracted litigation, and requires ongoing monitoring under its disclosure terms by Siti as a creditor. *Under the settlement, Siti cannot exercise any control over licensing or other decisions that could generate or otherwise impact Gross Proceeds. *No assurance can be given that anything more than the initial net cash value in this settlement will be received by Siti. *Future proceeds to Siti are also subject to one-third fees payable to Siti’s Special Litigation Counsel. *There will be accounting, legal collection and shareholder distribution costs in the future. Reserves will be established as Siti’s liquidation continues.

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

LIQUIDITY AND CAPITAL RESOURCES

          The Company’s primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of December 31, 2005, the Company had net liabilities of approximately $164,000.

           As of December 31, 2005 the Company’s total assets were $81,000, represented by cash. During the nine months ended December 31, 2005, the Company paid approximately $467,000 in operating expenses consisting primarily of its legal fees and costs associated with its current litigation of approximately $309,000 (See “Litigation”). Also, the company incurred stock transfer agent fees and salary to one employee (the Chief Financial Officer) of approximately $18,000 and $13,500, respectively, as well as management’s contribution of their services and rent of approximately $115,000. The only other employee is its Chairman/CEO. The remaining $11,500 represents payroll taxes and general operating expenses for the nine months ended December 31, 2005.

           As of December 31, 2005, the Company had approximately $245,000 in liabilities. Such liabilities primarily consisted of the investor loans totaling approximately $220,000. (See Note 1. to the Financial Statements). The remaining $25,000 in liabilities as of December 31, 2005 were approximately $18,000 in legal fees and $7,000 in general operating expenses. The Chairman/CEO, continued to work without any cash compensation. Management, consisting of two persons, further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $115,000 to compensation and rent for the nine months ended December 31, 2005.

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

           As of December 31, 2004, the Company had approximately $4,000 in liabilities. Such liabilities were to the Company’s accountant as well as general operating expenses. The Chairman/CEO, continued to work without any cash compensation. Management further continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $116,000 to compensation and rent for the nine months ended December 31, 2004.

LIQUIDATION BASIS OF ACCOUNTING

          The condensed consolidated financial statements for the nine months ended December 31, 2005 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

          The Company’s claims arise from a period when it was previously named Spectrum Information Technologies, Inc. The claims all stem from the alleged breach of fiduciary duties by the defendants. The claims were under investigation by the Company under counsel’s supervision, in the second half of 2003. The Company was seeking damages in excess of $18 million, a court-ordered trust on future proceeds from its former patents and return of the patents.

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

          The case was settled on the eve of trial on January 20, 2006. (See “Subsequent Event”).

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

          See “Notes to Condensed Financial Statenents - Management’s Plan for Liquidation – Financing”. Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was in the process of being completed in November, 2005. The loans to the Company do not bear any interest. The investors will not receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash are achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders are:

Lawrence M. Powers	$122,232	(total advances)
Robert Ingenito	24,420
John DiNozzi	24,420
John Iannitto	24,640
Steven Gross	24,640

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended December 31, 2005; a report on a Subsequent Event was filed on Form 8-K on January 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:  February 14, 2006

SITI	-SITES.COM, INC.

By	/s/ Lawrence M. Powers

Lawrence M. Powers
Chief Executive Officer and
Chairman of the Board of Directors

By	/s/ Toni Ann Tantillo

Toni Ann Tantillo
Chief Financial Officer,
Vice President, Secretary and Treasurer