Form 10-K
period 2006-03-31
SITI-SITES COM INC
filed 2006-06-30
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission File Number 0-15596

SITI-SITES.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1940923
(State of incorporation)	(I.R.S. Employer Identification No.)

47 Beech Road, Englewood, New Jersey	07631
(Address of Chairman and Chief Executive Officer)	(Zip Code)

111 Lake Avenue, Tuckahoe, New York	10707
(Address of Chief Financial Officer)	(Zip Code)

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
YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting Common Stock (par value $0.001 per share) held by non-affiliates as of June 22, 2006 was approximately $495,891 based on the last price at which the Common Stock was sold on June 22, 2006 of $.065 as reported by the National Quotation Bureau. 30,028,261 shares of Common Stock were outstanding as of June 22, 2006.

The following documents are incorporated herein by reference:

(1)	Quarterly Report to security holders on Form 10-Q for the quarter ended December, 2005 (the “Form 10-Q for 12/31/05”);

(2)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2005”);

(3)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”);

(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the “Form 10-K for 2003”);

Such documents are referred to in Parts I, II, III and IV of this Annual Report on Form 10-K in several places.

The registrant is now an inactive entity and its reports on Form 10-K for the years ended March 31, 2006, 2005 and 2004 are unaudited. (See Item 1. Business)

ANNUAL REPORT ON FORM 10-K
MARCH 31, 2006

Forward-Looking Statements

                This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to statements related to pending discussions, business objectives and strategy of the Company. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by the Company’s management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed, forecasted, or contemplated by any such forward-looking statements. Factors that could cause actual events or results to differ materially include, among others, those set forth in “Risk Factors.” Given these uncertainties, investors are cautioned not to place undue reliance on any such forward-looking statements. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

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

                Asset Liquidation.  For a full discussion on Management’s plan for liquidation, refer to the Form 10-K for 2005, incorporated herein by reference. A liquidating dividend was paid to shareholders in April, 2006 as a result of certain litigation described at Item 3 hereof, amounting to $4.5 million at $.15 per share to each shareholder.

                Financing.  For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2005, refer to the Form 10-K for 2005, incorporated herein by reference.

                The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2006, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, “reverse merge” a suitable candidate into such subsidiary and then distribute the Company’s shares retained therein (ranging from 10% to 5%, depending on the business involved) to all of the Company’s shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle such transactions more than once, if their business merit justifies “going public” in this manner.

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

Chairman/CEO Powers continued to advance the Company funding for its legal costs. In addition to the $50,000 advanced to the Company in June, 2005, an additional $60,000 was advanced to the Company during the quarter ended September 30, 2005. Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was completed in November, 2005. The loans to the Company did not bear any interest. The investors were not to receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash were achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders were:

Lawrence M. Powers	$122,232	(total advances)
Robert Ingenito	24,420
John DiNozzi	24,420
John Iannitto	24,640
Steven Gross	24,640

                The litigation was settled in early 2006, and these loans were repaid in full in March 2006. (See Item 3 below)

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

          The several other business risks to the purchasers described in all prior filings, are also continuing. Those risks were increased by the ongoing cash costs of the patent recovery litigation, which were paid in full from settlement proceeds and prior financings. Some legal expenses will continue for a substantial period to monitor the settlement, and to cover legal costs of special corporate activity and attempts to create additional value in the patent rights where the Company has become a creditor under the settlement. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the settlement. (See Item 3 below).

             The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, was active in the lengthy investigation in the suit. He spent substantial time working closely with litigation counsel as this matter continued into motions, trial preparation and settlement. Mr. Powers decided that he would not seek or receive any attorneys’ fees for his work in the litigation at its conclusion by a settlement in January 2006, although entitled to do so. He concluded this waiver of any attorney fees through such date would serve the best interests of the corporation. He will be charging reasonable attorney fees for his legal work since the settlement.

          Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management has determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

                    (a) Gross receipts from all sources for the fiscal years ended March 31, 2006, 2005 and 2004 were not in excess of $100,000, except for a one-time settlement of litigation described at Item 3 below resulting in a liquidating dividend;

                    (b) For fiscal 2006, 2005 and 2004, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

                    (c) Expenditures for all purposes for the fiscal years ended March 31, 2006, 2005 and 2004 were not in excess of $100,000, except for litigation expenses recovered in the litigation settlement described in Item 3 below.; (2)

                    (d) No material change in the business has occurred during the 2006, 2005 and 2004 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

                    (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

          (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 46% of the Company’s outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”)

          (2) For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent. The Company recorded such $155,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2005, operating expenses of approximately $295,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses. Litigation expenses were offset against recovery in the recent settlement.

          Audited financial statements are planned to be resumed when events or transactions justify the expense. The Company expects to continue filing unaudited quarterly and annual financial statements with the SEC.

Management Background - 2005

                Lawrence M. Powers, Investor and Chairman/CEO of the Company, is a businessman and securities lawyer who helped build several large public companies as a lawyer, director and financial adviser, and later as a chairman/chief executive officer. Most recently, he founded and built Spartech Corporation (NYSE), now a $1.5 billion plastics manufacturing group assembled from many small businesses, starting as Chairman of a previously bankrupt shell corporation (1978) with few assets, which he reorganized with other investors, becoming CEO in 1984. Raising some $200 million during his tenure, he, together with the management team he assembled, built one of the largest plastic processing companies in the U.S. by 1992 (12 plants). Spartech has now become a world leader (45 plants) since his retirement. He remained on the board until 1995. The core management team he previously assembled at Spartech

Corporation remained in place, building it to its present value. Mr. Powers was educated at Yale Law School, and senior executive programs at Harvard Business School (between 1980-1998) and most recently, in its Information Technology management program. His specialty has, for decades, been developing strategies and financing, combined with acquisitions and strategic partnerships. He and his family have invested over $3 million in SITI equity.

                Toni Ann Tantillo was elected a Director of the Company in May, 2004. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the Controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo age 39 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

                Gladys Powers was elected as a Director of the Company in August, 2004. She has been married to the Chairman/CEO for 50 years. She is 78 years old and is generally familiar with all of the Company’s activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and published articles for Siti over the past six years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production. She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

Employees

                As of June 22, 2006, the Company had 1 employee in operations and general administration (Ms. Tantillo). SITI executive, Mr. Powers, has been working without cash compensation since 1998. The Company has recorded an administrative expense and a capital contribution of $125,000 to account for the value of services provided by executive management (Mr. Powers) of the Company during the year ended March 31, 2006, as in prior fiscal years. None of the Company’s employees were represented by any collective bargaining unit, 1998-2006. The Company believes that its relations with its past and present employees are good.

Risk Factors

                The Company’s plan is the continued cessation of its past business activities, to pursue additional collections on the settlement of the patent litigation (See Item 3. below) and to seek reverse mergers to acquire stock in other companies (followed by spin-off of the shares to SITI shareholders), that perceive value in thereby becoming a publicly traded corporation.

                Risk factors may affect the Company’s opportunities to merge with or sell to other operating businesses. In addition to the other information in this Annual Report on Form10-K, and the risk factors listed in the Forms10-K for 2003, 2004 and 2005, new and different risk factors can be anticipated within any operating business which the Company acquires, or becomes part of, through merger or sale. It is not possible to identify these new and different risk factors until such transactions are negotiated and completed, because the operating businesses will be in different areas from the Internet music business described in prior Forms10-K. Reference is made to Risk Factors in the Company’s Form 10-K for 2002, incorporated herein by reference.

                Future Mergers or Sales Will Cause Dilution or Adversely Affect Results

                As part of the Company’s business strategy, the Company is seeking by merger or sale to acquire other operating businesses which perceive value in becoming a publicly traded corporation. The Company has no current agreements or commitments with respect to any merger or acquisition transactions and there can be no assurance that the Company will enter into any such agreements or commitments. In the event of such future transactions, the Company could (i) issue equity securities that would dilute current stockholders’ percentage ownership in the Company or otherwise impact upon it, very substantially because the owners of the operating business will require full control of the Company or its subsidiary used in the transaction; (ii) could directly or in the spin-off subsidiary incur substantial debt; or (iii) assume contingent liabilities. Such actions could cause the Company’s operating results or the price of the Company’s common stock to decline. In addition, the Company or subsidiary may not be able to successfully integrate any businesses, products, technologies or personnel that may thus be acquired or be part of the subsidiary in the future. The only certainty in any such transaction is that the shareholders of the Company will own only a minor portion of the operating business thus acquired, new management will operate such business and it will be an entirely different operation from that described in prior Forms10-K filed by SITI.

                The Company May Need to Obtain Additional Financing

                Management believes that current cash and cash equivalents may not be sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for the twelve months ended March 31, 2007. If shareholder Powers remains satisfied with the search for mergers or sales transactions described above, and now in process, he presently intends to invest the amounts necessary to continue such efforts in fiscal 2007.

                Market Listing; Volatility of Stock Price

                The Company’s common stock has been traded on the OTC Bulletin Board and there are approximately 3.5 million shares in the “public float” for trading purposes. The market for the Company’s common stock has been relatively illiquid and subject to wide fluctuations. There can be no assurance that an active public market for the common stock will develop or be sustained particularly with the Company’s future direction by merger or sale, with an as yet unknown operating business, remaining uncertain. Further, the market price of the Company’s common stock may be highly volatile based on quarterly variations in operating results, acquisitions by the Company, investment or other losses, announcements of technological innovations or new products by the Company or its competitors, or other events or factors. (See Item 5 below)

ITEM 2.  PROPERTIES

                During the fiscal year 2006, the Company’s management has operated the Company’s administrative business out of their personal offices, and finds the present arrangements sufficient. As a result of the use of personal offices, the Company recorded a charge of $30,000 as rental expense and increased paid in capital by that amount for the fiscal year ended March 31, 2006 thereby showing no cash outlay of these funds.

ITEM 3.  LEGAL PROCEEDINGS

                 Siti had a civil suit pending since April, 2004 through March, 2006 in New York State Supreme Court in New York County, described in earlier filings under the Securities Exchange Act of 1934 on Forms 10-K and 10-Q. The case was settled on the eve of trial on January 20, 2006 and settlement documents completed by March, 2006. A summary of the terms of settlement follows:

                Siti’s 2004 complaint alleged that certain defendants wrongfully purchased its portfolio of patents on cell-phone and vehicular wireless technology. In response, each defendant denied all liability to Siti as to all claims, and there has been no admission of liability by any defendant. The settlement is a relinquishment of all claims by Siti in exchange for cash in the amount of $7,750,000, and an assignment of a percentage of future gross proceeds, if any, derived from Siti’s former patent portfolio, as enhanced since the purchase. These amounts were reduced by one-third to cover the contingent fees earned by Siti’s Special Litigation Counsel, Green, Bush and Jacobson of Clayton, Missouri. Siti’s initial net cash recovery was approximately $5,150,000. This net sum was received upon closing of the settlement agreement in March 2006. Loan advances by certain shareholders of $225,000 were repaid, taking the net sum down to $4.9 million.

                All proceeds from the settlement are “non-recurring” in nature. Siti has remained in liquidation since 2002, has no other business and completed a liquidating dividend distribution to shareholders on 87% of the initial cash proceeds as soon as practicable. The net amount available was $4.5 million, after a provision for remaining litigation costs and working capital. The dividend was allocated pro-rata among shareholders holding approximately 30 million shares, for $.15 per share distributed in this continuing liquidation of Siti.

                 Future Proceeds. The assignment to Siti of future Gross Proceeds (if any, and as defined), that are received by the defendant patent holding company (the “Patent Holding Company”) after January 19, 2006, will consist of 15% of the first $10 million in Gross Proceeds, 20% of the next $10 million, and 25% of all Gross Proceeds in excess of $20 million. “Gross Proceeds” means all proceeds received by defendant Patent Holding Company from the entire patent portfolio,  before any deduction for defendants’ own counsel fees, costs and expenses of operations, salaries or other distributions to members of defendant Patent Holding Company. Siti is a senior creditor thereof, and claims no ownership interest in the patent portfolio or such Patent Holding Company.

                The portfolio consists of 19 patents and pending applications that cover data and voice connections between computers and cell phones, and roaming across the U.S. and elsewhere with cell phones, personal digital assistants and wireless equipment in vehicles. The latest patents in the portfolio also cover spectrum sharing among various wireless communication networks. The Company’s senior creditor position in future proceeds is documented in filings in the Patent and Trademark Office and in several states under the Uniform Commercial Code. The Company is monitoring its creditor position and endeavoring to work cooperatively with the Patent Holding Company to maximize future proceeds from the portfolio

                Risk Factors *Siti does not know how much, if any, in future Gross Proceeds are still obtainable from this patent portfolio, and ultimate results are very speculative. *Current or future changes in technology may affect the patent properties adversely. * Infringement litigation is costly, involves risk to the patent portfolio, and such Patent Holding Company must obtain its own financing. *Siti’s share of future Gross Proceeds is subject to these and other business risks in such Patent Holding Company. *The settlement has been reached after protracted litigation, and requires ongoing monitoring under its disclosure terms by Siti as a creditor. *Under the settlement, Siti cannot exercise any control over licensing or other decisions that could generate or otherwise impact Gross Proceeds. *No assurance can be given that anything more than the initial net cash value in this settlement will be received by Siti. *Future proceeds to Siti are also subject to one-third fees payable to Siti’s Special Litigation Counsel. *There will be accounting, legal collection and shareholder distribution costs in the future. Reserves will be established as Siti’s liquidation continues.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                The common stock of the Company, par value $0.001 per share (the “Common Stock”), was traded in the NASDAQ System from 1987 through April, 1995. NASDAQ delisted the Company from the National Market System because the Company failed to meet certain net tangible asset and bid and ask price criteria in April, 1995 as it went into reorganization. After 1997 the Common Stock was traded on the NASD OTC Bulletin Board, until June 2003. The stock is currently being traded in The Pink Sheets. There are currently 7 registered market makers for the Common Stock. If the Company engages in any reverse-merger transaction it anticipates that the resulting subsidiary spin-off to shareholders will be, at the least, a Bulletin Board stock in terms of size and listing requirements.

                In March, 1997, the Company’s Reorganization Plan became effective, which included a 75:1 reverse stock split. On that day, the Company’s reorganized common stock became eligible for trading under the symbol “SITI”, which symbol was modified by NASDAQ to “SITN.OB” in January, 2000. It now trades in The Pink Sheets under the symbol “SITN.PK.” The range of high and low closing bid prices for the Common Stock for the fiscal years 2005 and 2004 are set forth below. The National Quotation Bureau provided this information which may not reflect actual transactions.

HIGH AND LOW BID PRICES

	2005			2004

	Low	High		Low	High

First Quarter (6/05)	$0.03	$0.03	First Quarter (6/04)	$0.03	$0.03

Second Quarter (9/05)	0.03	0.03	Second Quarter (9/04)	0.02	0.03

Third Quarter (12/05)	0.01	0.04	Third Quarter (12/04)	0.02	0.03

Fourth Quarter (3/06)	0.03	0.25	Fourth Quarter (3/05)	0.03	0.05

         On June 23, 2006, the last reported bid and ask prices of the Common Stock (after the dividend) were $.065 and $.075, respectively.

         As of June 23, 2006 there were approximately 5,400 holders of record of the Company’s Common Stock (which amounts do not include the number of shareholders whose shares are held of record by brokerage houses but include each brokerage house as one shareholder).

         The Company has paid no dividends for the fiscal years ended March 31, 2005, 2004. However, for the 2006 year the Company accrued payment of approximately $4,504,000 for dividends to shareholders of record at the close of business on March 28, 2006. Such dividends were paid on and after April 12, 2006. The Company plans to retain earnings, if any, to finance the Company’s operations.

Recent Sales of Unregistered Securities

                For a discussion of sales of unregistered securities by the Company during the 2004 fiscal year see the Form 10-K for 2004, “Part II. Item 2. Changes in Securities.”

                For a discussion of sales of unregistered securities by the Company during the 2005 fiscal year see the Form 10-K for 2005, “Part II. Item 2. Changes in Securities.”

                Effective May 10, 2005 the Company completed another round of financing by the major investors of the Company in order to finance its operating and litigation costs, and in August, 2005 sold shares to Ms. Tantillo, both of which transactions are described at Item 1. above, “Financing”.

ITEM 6. SELECTED FINANCIAL DATA

                The following selected financial data of the Company as of and for the periods indicated below are derived from the financial statements of the Company. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7, the financial statements and related footnotes included as Item 8 in the Form 10-K and the footnotes accompanying the tables. Effective January 1, 2002, the Company adopted the liquidation basis of accounting and as a result the selected financial data from fiscal 2002 only reflects operating activity through December 31, 2001.

STATEMENT OF CHANGES IN NET ASSETS DATA (LIQUIDATION BASIS OF ACCOUNTING)

	For the year ended March 31, 2006	For the year ended March 31, 2005	For the year ended March 31, 2004	For the year ended March 31, 2003	For the three months ended March 31, 2002

(Amounts in thousands, except per share amounts)
Net assets in liquidation at beginning of period	8	29	28	11	64
Reduction to net assets in liquidation:
Operating expenses and accrual of estimated costs	(3,256)	(295)	(217)	(260)	(110)
Dividend	(4,504)	—	—	—	—

Addition to net assets in liquidation:

Issuance of common stock	180	88	63	75	3

Litigation proceeds	7,750	—	—	—	—

Interest Income	19	—	—	—	—

Refund of charges	—	31	—	17	—
Contribution of management’s services and rent	155	155	155	185	46
Insurance recovery from World Trade Center attack	—	—	—	—	8
Net assets in liquidation at end of period	352	8	29	28	11
8

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

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

                In view of the Company’s determination to seek other business opportunities to create shareholder value, the following information relating to the results of the Company’s prior discontinued operations should not be relied upon as an indication of future performance. All of the Company’s operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Liquidation).

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company’s primary objective is to conserve its cash while seeking merger or sale possibilities. As of March 31, 2006, the Company’s net assets totaled approximately $351,000. As of March 31, 2005, the Company’s net assets totaled approximately $8,000.

      As of March 31, 2006, the Company’s total assets were approximately $4,926,000 which is represented primarily by cash. During the fiscal year ended March 31, 2006, the Company incurred approximately $3,256,000 in operating expenses. Such expenses were composed primarily of legal fees, expert fees and other costs of litigation of approximately $3,043,000 incurred as part of the patent litigation. The Company also recorded a charge of $155,000 for management’s contribution of services and rent. Salary for one employee totaled $18,000. Stock transfer fees totaled $24,000 for the fiscal year ended March 31, 2006. Accounting fees totaled $8,000 for the fiscal year ended March 31, 2006. The remaining $8,000 in operating expenses paid during the fiscal year ended March 31, 2006 related primarily to general office expenses.

     As of March 31, 2005, the Company’s total assets were approximately $ 27,000 which consisted solely of cash. During the fiscal year ended March 31, 2005, the Company incurred approximately $295,000 in operating expenses. Such expenses were composed primarily of management’s contribution of their services and rent of approximately $155,000. The Company further incurred legal fees and costs of approximately $90,000 as a direct result of the patent litigation. Stock transfer agent fees totaled approximately $24,000 for the twelve months ended March 31, 2005. Salary and related expenses to one employee for the fiscal year ended March 31, 2005 were approximately $17,000. The remaining $9,000 in operating expenses paid during the fiscal year ended March 31, 2005 related primarily to general office expenses.

      As of March 31, 2004 total assets were approximately $34,000 represented primarily by cash. During the fiscal year ended March 31, 2004, the Company incurred approximately $216,000 in operating expenses consisting primarily of management’s contribution of their services and rent of approximately $155,000. Legal fees totaled approximately $13,000 for the twelve months ended March 31, 2004. Such fees are the direct result of the patent litigation. Stock transfer agent fees totaled approximately $24,000 for the twelve months ended March 31, 2004. Salary and related expenses to one employee for the fiscal year ended March 31, 2004 were approximately $14,000. The remaining $10,000 in operating expenses paid during the fiscal year ended March 31, 2004 related primarily to general office expenses.

      Management, primarily the Chairman/CEO, continues to work without any cash compensation. He will submit reasonable charges for his legal work on behalf of the Company. Management further continues to use personal offices to continue its plan.

LIQUIDATION BASIS OF ACCOUNTING

                The financial statements for the fiscal periods ending prior to and including December 31, 2001 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. As a result of Management’s Plan for Liquidation and the imminent nature of the liquidation, the Company adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated. However, the prior year’s financial statements are presented since the Company did not adopt this method of accounting until January 1, 2002.

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

                The company had no short-term investments as of March 31, 2006 and 2005

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Information called for by this item is set forth in the Company’s consolidated financial statements and supplementary data contained in this report, and can be found at the pages listed in the following index on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Registrant notified its auditors, McGladrey & Pullen, LLP in 2003 that it was planning to change its status to an Inactive Registrant which would no longer require their services as auditors (subject to further review by management of applicable regulations, discussed herein at page 3 “Inactive Entity”, while the Form 10-K was being prepared).

           On June 25, 2003, the Registrant formerly notified McGladrey & Pullen, LLP that it was terminating McGladrey & Pullen, LLP as auditors for the Company.

                                                                                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors and Executive Officers of the Company

                The following table sets forth information with respect to the directors and executive officers of the Company:

Name	Age	Position with the Company

Lawrence M. Powers	74	Chairman of the Board, Chief Executive Officer

Gladys Powers	78	Director

Toni Ann Tantillo	39	Director, Chief Financial Officer, Vice President, Secretary and Treasurer

Business Experience of Directors and Executive Officers

                Lawrence M. Powers, 74, has served as the Company’s Chairman of the Board and Chief Executive Officer since the change of control transaction in December, 1998. Mr. Powers has been a private investor since 1992. Beginning in 1978 and continuing to his retirement in 1992, he built Spartech Corporation (NYSE), from a previously bankrupt corporation with few assets, into what has become a $1.5 billion plastics manufacturing group operating 45 plants. Raising some $200 million during his tenure, he and Spartech’s key managers built one of the largest plastic processing companies in the U.S. by 1992 (12 plants at the time). The management team he assembled has continued successfully. He remained on the board of Spartech until 1995. Mr. Powers, a securities lawyer in New York from 1957 through 1981, was educated at Yale Law School and senior executive programs at Harvard Business School.

                Gladys Powers was elected as a Director of the Company in August, 2004. She has been married to the Chairman/CEO for 50 years. She is 78 years old and is generally familiar with all of the Company’s activities as a result of regular briefings by Mr. Powers, and her occasional help in reviewing drafts of many Company materials and published articles for Siti over the past five years. She is a trained author, having earlier written several television dramatic plays, documentaries and stage plays, with several New York workshops and a substantial Off-Broadway production.  She received her B.A. at the University of Washington in Seattle, attended graduate literature and writing programs at Oxford, the Sorbonne, at Columbia University and in a fellowship at the Yale Drama School. She is currently working on screen plays at her home offices. Mrs. Powers is an active participant in the business of the Board of Directors because of her substantial stock interest in Siti through Lawrence Powers and her son, Barclay. Her shareholder interest is coupled with her knowledge of all present Company activity, and her experience in reviewing with Mr. Powers his various business ventures, and knowing his partners and associates, over a lengthy career since 1956.

                Toni Ann Tantillo was elected a Director of the Company in May 2004. Ms. Tantillo is a Certified Public Accountant in New York, and has been effectively handling accounting, regulatory filings and other business matters for the Company for the past eight years. She has been its Chief Financial Officer since 1999; is also its Vice-President, Secretary and Treasurer; and she worked as an independent consultant to SITI after its change of control in December, 1998. She was also the controller of SITI from 1995 to December, 1998 under its prior management. Ms. Tantillo, age 39 has conducted her own private accounting practice since 1998. Her client base and experience includes an international public relations firm, an importer/exporter of steel, a publication firm and many small businesses.

Compliance with Section 16 of the Exchange Act

                Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all such reports. To the Company’s knowledge, based on a review of such reports to the Company and certain representations of the Reporting Persons, the Company believes that during the 2004, 2005 and 2006 fiscal years, all Reporting Persons timely complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

                The following table sets forth the total annual compensation paid, or accrued by the Company for services in all capacities for Mr. Lawrence M. Powers in fiscal 2006, 2005 and 2004, who served as Chief Executive Officer and one individual who was among the highest paid employees for fiscal years 2004, 2005 and 2006.

	Summary Compensation Table
					Long-Term Compensation Payouts
	Annual Compensation
					Grants & Awards

Name and Principal Position	Year	Salary		Bonus	Other Annual Comp.	Restricted Stock Awards	Shares Underlying Options	LTIP Payouts	All other Comp

Lawrence M. Powers	2006	125,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-
Chairman and Chief	2005	125,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer	2004	125,000	(1)	-0-	-0-	-0-	-0-	-0-	-0-

Toni Ann Tantillo (3)	2006	18,000		-0-	-0-	-0-	-0-	-0-	-0-
Director,	2005	17,000		-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer	2004	12,000		-0-	-0-	-0-	-0-	-0-	-0-
Vice-President, Secretary and Treasurer

(1)  Amounts include Mr. Powers’, contribution of services charged against earnings. Mr. Powers did not receive any compensation for his services during fiscal 2004, 2005 and 2006.

Option Grants in Last Year

                There were no options granted during the fiscal years ended March 31, 2004 and March 31, 2005 and March 31, 2006.

Option Exercises and Year-End Values

                There were no options exercised by the Named Executive Officers during the 2006 fiscal year. Any options held by such individuals were purchased in connection with stock purchase agreements. (See “Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.”)

Compensation of Directors

                At present, the Board does not award compensation to its directors.

Employment Agreements

                At present the Company does not maintain employment agreements or other arrangements with its executive officers. Mr. Powers continues to work without compensation except for ongoing charges for certain legal invoices in 2006 and expects to continue in such a manner in fiscal 2007.

                At present, the Company does not have a Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table sets forth information, as of June 23, 2006, as to the beneficial ownership of the Company’s common stock (including shares which may be acquired within sixty days pursuant to stock options) by (1) each person or group of affiliated persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s common stock, (2) the Named Executive Officers, (3) each of the Company’s directors, and (4) all directors and executive officers of the Company as a group. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

Name of Owner	Shares of Common Stock Number		Beneficially Owned Percent of Class

Lawrence M. Powers	13,836,666	(1)	46.2%
47 Beech Road
Englewood, NJ 07631

Robert Ingenito (former director)	5,526,667	(2)	18.4%
80 Ruland Road
Melville, NY 11747-6200

Barclay V. Powers (former director)	4,818,333		19.4%
P.O. Box 365
Mendocino, CA 95460

John Iannitto (former officer)	2,780,000	(3)	9.3%
D/B/A RSI Marketing
171 Madison Avenue
New York, NY 10016

Toni Ann Tantillo	155,834	(4)	*
115 Whitman Road
Yonkers, NY 10710

Current Directors and	13,992,500	(4)	46.7%
Executive Officers as a
Group (2 persons):

————————————

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

The consolidated financial statements filed as a part of this report are listed in the “Index to Consolidated Financial Statements” at Item 8.

2.	Consolidated Financial Statement Schedules:

The consolidated financial statement schedule filed as part of this report is listed in the “Index to Consolidated Financial Statements ” at Item 8.

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
15

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

(2)	Previously Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000, and incorporated herein by reference

(3)	Previously Filed as an Exhibit to the Company’s Definitive Proxy Statement Effective December 14, 1999, and incorporated herein by reference.

(4)	Previously Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999, and incorporated herein by reference.

(5)	Previously Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999, and incorporated herein by reference.

(6)	Previously Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(7)	Previously Filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 18, 2000.

(b) Reports on Form 8-K:

On January 26, 2006, The Company filed Form 8-K announcing at “Item 1.01 Legal Proceedings”, Siti’s Patent Settlement Agreement.

On March 21, 2006, The Company filed Form 8-K announcing at “Item 1.01 Material Agreements”, the Patent Settlement Agreement and liquidating dividend.
16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SITI-SITES.COM, INC.

Dated: June 30, 2006	By	/s/ Toni Ann Tantillo
Toni Ann Tantillo
(Director, Chief Financial Officer, Vice President, Secretary and Treasurer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: June 30, 2006	By	/s/ Lawrence M. Powers
Lawrence M. Powers
(Chief Executive Officer and Chairman of the Board of Directors)

Dated: June 30, 2006	By	/s/ Gladys Powers
Gladys Powers
(Director)
17

SITI-Sites.com, Inc. and Subsidiary Index to Consolidated Financial Statements Unaudited Financial Statements for the Fiscal Years Ended March 31, 2006 and March 31, 2005:

Statement of Net Assets in Liquidation as of March 31, 2006 and March 31, 2005 (Unaudited)	F-2

Statement of Changes in Net Assets in Liquidation for the Twelve Months Ended March 31, 2006 and March 31, 2005 (Unaudited)	F-3

Notes to Consolidated Financial Statements for the Twelve Months Ended March 31, 2006 and March 31, 2005 (Unaudited)	F-4 – F-11
F-1

SITI-Sites.com, Inc. Statement of Net Assets in Liquidation (Amounts in thousands)	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,925	$27
Receivables and other assets	1	—

Total current assets	4,926	27

Property and Equipment, net	—	—

Total assets	$4,926	$27

Liabilities:
Current Liabilities
Dividend Payable	$4,504	$19
Accounts payable and accrued liabilities	20	$19

Total current liabilities	4,574	19

Total liabilities	4,574	19

Net Assets in Liquidation	$352	$8

See accompanying notes to consolidated financial statements.
F-2

SITI-Sites.com, Inc. Statement of Changes in Net Assets in Liquidation (Amounts in thousands)	Twelve Months Ended March 31, 2006 (Unaudited)	Twelve Months Ended March 31, 2005 (Unaudited)

Net assets in liquidation at beginning of period	$8	$29
Reductions to net assets in liquidation:
Dividends	(4,504)	—
Operating expenses and accrual of estimated costs	(3,256)	(295)

Increases to net assets in liquidation:
Refund of charges	—	31

Issuance of common stock	—	88
Litigation proceeds	7,750	—

Interest Income	19	88

Issuance of common stock	180	88

Contribution of management’s services and rent	155	155

Net assets in liquidation at end of period	$352	$8

See accompanying notes to consolidated financial statements.
F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE TWELVE MONTHS ENDED MARCH 31, 2006 and MARCH 31, 2005 (UNAUDITED)

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

                Asset Liquidation.  For a full discussion on Management’s plan for liquidation, refer to the Form 10-K for 2005, incorporated herein by reference. A liquidating dividend was paid to shareholders in April, 2006 as a result of certain litigation described at Item 3 hereof, amounting to $4.5 million at $.15 per share to each shareholder.

                Financing.  For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2005, refer to the Form 10-K for 2005, incorporated herein by reference.

                The Company continues to seek merger or sale possibilities with operating businesses who perceive value in a merger with the Company as a publicly traded corporate shell with approximately 5,400 shareholders. Several such transactions have been discussed in 2002 - 2006, but none of them have gone to completion. The format the Company now plans to use is to form a subsidiary, “reverse merge” a suitable candidate into such subsidiary and then distribute the Company’s shares retained therein (ranging from 10% to 5%, depending on the business involved) to all of the Company’s shareholders under a full S-1 Registration Statement filed with the SEC. The candidates so far have not had the capital base, or lacked other factors justifying this type of transaction. But the format enables the Company to handle such transactions more than once, if their business merit justifies “going public” in this manner.

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

                Chairman/CEO Powers continued to advance the Company funding for its legal costs. In addition to the $50,000 advanced to the Company in June, 2005, an additional $60,000 was advanced to the Company during the quarter ended September 30, 2005. Additional advances were made after September 30, 2005, joined in by other large equity investors in the Company and treated as an Additional Financing by Loans. This financing for a total of $220,352 was completed in November, 2005. The loans to the Company did not bear any interest. The investors were not to receive repayment of principal, until after substantial net financial results, exceeding at least $2 million in cash were achieved by Siti in the pending litigation, or from some equivalent revenue source to the Company, with repayment at that time to be shared pro-rata among these investors. The investor-lenders were:

Lawrence M. Powers	$122,232	(total advances)
Robert Ingenito	24,420
John DiNozzi	24,420
John Iannitto	24,640
Steven Gross	24,640

                The litigation was settled in early 2006, and these loans were repaid in full in March 2006.

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

          The several other business risks to the purchasers described in all prior filings, are also continuing. Those risks were increased by the ongoing cash costs of the patent recovery litigation, which were paid in full from settlement proceeds and prior financings. Some legal expenses will continue for a substantial period to monitor the settlement, and to cover legal costs of special corporate activity and attempts to create additional value in the patent rights where the Company has become a creditor under the settlement. See Item 3. below. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See “Litigation” and “Subsequent Event” regarding recent settlement.

             The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, was active in the lengthy investigation in the suit. He spent substantial time working closely with litigation counsel as this matter continued into motions, trial preparation and settlement. Mr. Powers decided that he would not seek or receive any attorneys’ fees for his work in the litigation at its conclusion by a settlement in January 2006, although entitled to do so. He concluded this waiver of any attorney fees through such date would serve the best interests of the corporation. He will be charging reasonable attorney fees for his legal work since the settlement.

          Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management has determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

                    (a) Gross receipts from all sources for the fiscal years ended March 31, 2006, 2005 and 2004 were not in excess of $100,000, except for a one-time settlement of litigation described at Item 3 below resulting in a liquidating dividend;

                    (b) For fiscal 2006, 2005 and 2004, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

                    (c) Expenditures for all purposes for the fiscal years ended March 31, 2006, 2005 and 2004 were not in excess of $100,000, except for litigation expenses recovered in the litigation settlement described in Item 3 below.; (2)

                    (d) No material change in the business has occurred during the 2006, 2005 and 2004 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

                    (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

          (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 46% of the Company’s outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”)

          (2) For fiscal 2004, operating expenses of approximately $216,000 included approximately $155,000 of contributed services and rent. The Company recorded such $155,000 as a contribution of capital because there was no cash outlay for such expenses. For fiscal 2005, operating expenses of approximately $295,000 included approximately $155,000 of contributed services and rent which were recorded as contributions of capital because there was no cash outlay for such expenses. Litigation expenses were offset against recovery in the recent settlement.

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

2.   STOCKHOLDERS’ EQUITY

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

                  Additional information as follows:

	Shares Subject to Options	Weighted Average Exercise Price

Outstanding at March 31, 2004 at $1.69-$2.15 per share	41,500	$2.13
Granted, exercised and extinguished	—	$—

Outstanding at March 31, 2005 at $1.69-$2.15 per share	41,500	$2.13
Granted, exercised and extinguished	—	$—

Outstanding at March 31, 2006 at $1.69-$2.15 per share	41,500	$2.13

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

Range of Exercise Prices	Outstanding and Exercisable at March 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$1.69 to $2.15	41,500	1.38	$2.13

                (ii) 1998 CONSULTANT STOCK INCENTIVE PLAN

                The 1998 Consultant Stock Incentive Plan authorizes the issuance of 100,000 shares of Reorganized SITI Common Stock, or options to purchase such Common Stock, to non-employees and consultants of the Company. There were no options granted during fiscal 2004 and 2005.

	Shares Subject to Options	Weighted Average Exercise Price

Outstanding at March 31, 2004 at $0.875 -$2.15 per share	40,000	$1.19
Granted, exercised and extinguished	—	$—

Outstanding at March 31, 2005 at $0.875 -$2.15 per share	40,000	$1.19
Granted, exercised and extinguished	—	$—

Outstanding at March 31, 2006 at $0.875 -$2.15 per share	40,000	$1.19

The following table summarizes information about non-employee and consultant stock options outstanding and exercisable at March 31, 2006:

Range of Exercise Prices	Outstanding and Exercisable at March 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.875 to $2.15	40,000	2.14	$1.19

 3.   COMMITMENTS AND CONTINGENCIES

                Management uses its personal offices to conduct business for the Company. As a result, no rent has been paid during the fiscal years ended March 31, 2005 and March 31, 2006. However, as a result of the contribution of rent, a charge was recorded to rent and paid in capital of approximately $30,000 for each fiscal year.

4.   LITIGATION

                Siti had a civil suit pending since April, 2004 through March, 2006 in New York State Supreme Court in New York County, described in earlier filings under the Securities Exchange Act of 1934 on Forms 10-K and 10-Q. The case was settled on the eve of trial on January 20, 2006 and settlement documents completed by March, 2006. A summary of the terms of settlement follows:

                Siti’s 2004 complaint alleged that certain defendants wrongfully purchased its portfolio of patents on cell-phone and vehicular wireless technology. In response, each defendant denied all liability to Siti as to all claims, and there has been no admission of liability by any defendant. The settlement is a relinquishment of all claims by Siti in exchange for cash in the amount of $7,750,000, and an assignment of a percentage of future gross proceeds, if any, derived from Siti’s former patent portfolio, as enhanced since the purchase. These amounts were reduced by one-third to cover the contingent fees earned by Siti’s Special Litigation Counsel, Green, Bush and Jacobson of Clayton, Missouri. Siti’s initial net cash recovery was approximately $5,150,000. This net sum was received upon closing of the settlement agreement in March 2006. Loan advances by certain shareholders of $225,000 were repaid, taking the net sum down to $4.9 million.

                All proceeds from the settlement are “non-recurring” in nature. Siti has remained in liquidation since 2002, has no other business and completed a liquidating dividend distribution to shareholders on 87% of the initial cash proceeds as soon as practicable. The net amount available was $4.5 million, after a provision for remaining litigation costs and working capital. The dividend was allocated pro-rata among shareholders holding approximately 30 million shares, for $.15 per share distributed in this continuing liquidation of Siti.

                 Future Proceeds. The assignment to Siti of future Gross Proceeds (if any, and as defined), that are received by the defendant patent holding company (the “Patent Holding Company”) after January 19, 2006, will consist of 15% of the first $10 million in Gross Proceeds, 20% of the next $10 million, and 25% of all Gross Proceeds in excess of $20 million. “Gross Proceeds” means all proceeds received by defendant Patent Holding Company from the entire patent portfolio, before any deduction for defendants’ own counsel fees, costs and expenses of operations, salaries or other distributions to members of defendant Patent Holding Company. Siti is a senior creditor thereof, and claims no ownership interest in the patent portfolio or such Patent Holding Company.

                The portfolio consists of 19 patents and pending applications that cover data and voice connections between computers and cell phones, and roaming across the U.S. and elsewhere with cell phones, personal digital assistants and wireless equipment in vehicles. The latest patents in the portfolio also cover spectrum sharing among various wireless communication networks. The Company’s senior creditor position in future proceeds is documented in filings in the Patent and Trademark Office and in several states under the Uniform Commercial Code. The Company is monitoring its creditor position and endeavoring to work cooperatively with the Patent Holding Company to maximize future proceeds from the portfolio

                Risk Factors *Siti does not know how much, if any, in future Gross Proceeds are still obtainable from this patent portfolio, and ultimate results are very speculative. *Current or future changes in technology may affect the patent properties adversely. * Infringement litigation is costly, involves risk to the patent portfolio, and such Patent Holding Company must obtain its own financing. *Siti’s share of future Gross Proceeds is subject to these and other business risks in such Patent Holding Company. *The settlement has been reached after protracted litigation, and requires ongoing monitoring under its disclosure terms by Siti as a creditor. *Under the settlement, Siti cannot exercise any control over licensing or other decisions that could generate or otherwise impact Gross Proceeds. *No assurance can be given that anything more than the initial net cash value in this settlement will be received by Siti. *Future proceeds to Siti are also subject to one-third fees payable to Siti’s Special Litigation Counsel. *There will be accounting, legal collection and shareholder distribution costs in the future. Reserves will be established as Siti’s liquidation continues.

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

                From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES As of March 31, 2006 and 2005, accounts payable and accrued liabilities were comprised of the following:

	2006	2005

	(Amounts in thousands)

Accrued professional fees	$50	$14
Accounts payable	20	5

	$70	$19

6.   DIVIDEND PAYABLE

                Siti declared a $0.15 per share dividend to shareholders of record as of March 28, 2006. At such time Siti’s outstanding stock was 30,028,261 shares resulting in a payable of $4,504,239.15 which was paid on or after April 12, 2006.

