Form 10-Q
period 2006-06-30
SITI-SITES COM INC
filed 2006-08-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒ NO ☐

As of August 12, 2006, the registrant had outstanding 30,028,261 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

(1)	Annual Report to security holders on Form 10-K for the year ended March 31, 2006 (the “Form 10-K for 2006”);
(2)	Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the “Form 10-K for 2005”);
(3)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”);
(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the “Form 10-K for 2003”);
(5)	Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2005 (“June 30, 2005 10-Q”)

SITI-SITES.COM, INC.

FORM 10-Q

JUNE 30, 2006

PART I. FINANCIAL INFORMATION

SITI-Sites.com, Inc.

Statement of Net Assets in Liquidation

(Amounts in thousands)

	June 30, 2006 (Unaudited)	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$323	$4,925
Receivables and other assets	—	1
Total current assets	1	4,926

Total assets	$324	$27
Liabilities
Current Liabilities
Dividend Payable	$—	$4,504
Accounts payable and accrued liabilities	8	20
Total current liabilities	8	4,574

Total liabilities	8	4,574

Commitments and contingencies	—	—

Net Assets in Liquidation	$316	$352

See accompanying notes to consolidated financial statements.

SITI-Sites.com, Inc.

Statement of Changes in Net Assets (Liabilities) in Liquidation

Three months ended	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)
(Amounts in thousands)

Net assets in liquidation beginning of period	$352	$8
Additions to net assets in liquidation:
Interest income	8	—
Issuance of common stock	—	175
Contribution of management’s services and rent	38	38
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(82)	(296)
Net assets (liabilities) in liquidation at end of period	$316	$(75)

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

Financing. For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2006, refer to the Form 10-K for 2005 and 10-K for 2006, incorporated herein by reference.

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

Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management has determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”), and is not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

                   (a) Gross receipts from all sources for the fiscal years ended March 31, 2006 and 2005 were not in excess of $100,000, except for a one-time settlement of litigation described at Item 3 below resulting in a liquidating dividend;

                   (b) For fiscal 2005 and 2006, the registrant has not purchased or sold any of its own stock, granted options therefore, or levied assessments upon outstanding stock; (1)

                   (c) Expenditures for all purposes for the fiscal years ended March 31, 2006 and 2005 were not in excess of $100,000, except for litigation expenses recovered in the litigation settlement described in Item 3 below.;

                   (d) No material change in the business has occurred during the 2005 and 2006 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

                   (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

(1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 46% of the Company’s outstanding stock, and other existing investors provided funding to the Company. All of the shares issued are legended and none of the investors, has any intention of selling the stock publicly in the foreseeable future. (See also “Form 10-K for 2005, Item 1. Business – Inactive Entity”)

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

From time to time since 1998, the Company had been a party to other legal disputes incidental and not material to its business.

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities were comprised of the following:

	June 30, 2006	March 31, 2006
	(Amounts in thousands)

Accrued professional fees	$—	$50
Accounts payable and accrued
Expenses	8	20
	$8	$70

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY’S MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2005. GIVEN THESE UNCERTAINTIES, INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary objective is to conserve its cash while it is seeking merger or sale possibilities. As of June 30, 2006, the Company had net assets of approximately $316,000.

As of June 30, 2006, the Company’s total assets were $324,000, represented primarily by cash. During the three months ended June 30, 2006, the Company paid approximately $82,000 in operating expenses consisting primarily of management’s contribution of approximately $38,000 for rent and salaries for the period. The Company also recognized $18,000 in taxes and $8,000 in legal fees associated with its litigation settlement in April 2006. The remaining operating expenses of approximately $18,000 represents salaries to one employee of approximately $7,500, stock transfer agent fees of $11,000 for the quarter ended June 30, 2006.

As of June 30, 2005, the Company had net liabilities of approximately $75,000. As of June 30, 2004 the Company had net assets of approximately $50,000.

As of June 30, 2005, the Company’s total assets were $9,000, represented completely by cash. During the three months ended June 30, 2005, the Company paid approximately $296,000 in operating expenses consisting primarily of legal costs of approximately $245,000 associated with the Company’s then current litigation. (See “Litigation”). Also included in the current fiscal year’s operating expenses is a charge of approximately $38,000 representing management’s contribution of rent and salaries for the period. The remaining operating expenses of approximately $23,000 represents salaries to one employee of approximately $5,000, stock transfer agent fees of $6,000 and $2,000 of miscellaneous operating and office expenses for the quarter ended June 30, 2005.

As of June 30, 2005, the company recorded a liability of $50,000 as a loan from its Chairman. This loan was in anticipation of equity financing planned during the second quarter of fiscal 2006. Management continues to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $38,000 to compensation and rent for the three months ended June 30, 2005 and 2004.

LIQUIDATION BASIS OF ACCOUNTING

The condensed consolidated financial statements for the three months ended June 30, 2005 and 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to “Part I. Financial Information” in the Form 10-Q, Item 2 “Litigation” as to a civil suit pending until March, 2006 and earlier matters.

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

There were no reports on Form 8-K filed during the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:	August 14, 2006

SITI-SITES.COM, INC.

By /s/ Lawrence M. Powers
Lawrence M. Powers
Chief Executive Officer and
Chairman of the Board of Directors

By /s/ Toni Ann Tantillo
Toni Ann Tantillo
Chief Financial Officer,
Vice President, Secretary and Treasurer