Form 10-Q
period 2006-09-30
SITI-SITES COM INC
filed 2006-11-14
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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
YES ☒ NO ☐

As of November 13, 2006, the registrant had outstanding 30,078,178 shares of its Common Stock, par value $.001 per share.

The following documents are incorporated herein by reference:

(1)	Proxy Statement dated October 20, 2006 on Plan of Final Liquidation and Dissolution sent to security holders (“October 2006 Proxy Statement”)

(2)	Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2006 (“June 2006 10-Q”);

(3)	Annual Report to security holders on Form 10-K for the year ended March 31, 2006 (the “Form 10-K for 2006”);

(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the “Form 10-K for 2005”);

(5)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”);

(6)	Annual Report to security holders on Form 10-K for the year ended March 31, 2003 (the “Form 10-K for 2003”);

SITI-SITES.COM, INC. FORM 10-Q SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION	Page No.

Material Current Event – Plan of Final Liquidation and Dissolution	1

Item 1. Financial Information

Statement of Net Assets in Liquidation at September 30, 2006 (Unaudited) and March 31, 2005	2

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three and Six Months Ended September 30, 2006 and September 30, 2005	3

Notes to Condensed Financial Statements (Unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Status of Liquidation	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Item 4. Controls and Procedures	9

PART II. OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 6. Exhibits and Reports on Form 8-K	9

PART I.             FINANCIAL INFORMATION

Material Recent Event – Plan of Final Liquidation and Dissolution

                On November 14, 2006 (the date of filing this Form 10-Q), shareholders of Siti-Sites.com, Inc, (the “Company”) are being asked to consider and act upon a formal Plan of Final Liquidation and Dissolution (the “Plan”) to be effectuated under Delaware law. The Company has been in liquidation continuously since December 2001, described in annual reports on Form 10-K and quarterly reports since that date.

                The October 2006 Proxy Statement sent to stockholders is incorporated by reference into this Form 10-Q, and contains information on the Plan together with financial statements of the Company throughout 2006. It is readily available on the Internet as filed with the SEC in definitive form, and some 11,600 printed copies of the October 2006 Proxy Statement have been mailed to stockholders of record and representative brokerage firms, institutional holders and trustee holders of the Company’s stock. The stockholders of record were 3,602 individuals and firms. Representatives of stockholders received 9,500 copies of such Proxy Statement to be distributed through their representatives.

                Voting by Proxy  A majority vote by stockholders of record as of October 20, 2006 is required for approval. While the meeting of stockholders is occurring on the date this Form 10-Q is filed, substantial results of the voting have been tallied by the Company’s Stock Transfer Agent and Inspector of Elections (American Stock Transfer & Trust Company) from proxies received from stockholders. Notwithstanding the right of any stockholder to cancel, amend or withdraw his proxy before or at the special meeting of the stockholders, the voting results known through November 13, 2006 are material information and will be announced at the meeting, as amended by proxies received through November 14, 2006 or by votes at the meeting.

11/13/06
Shares Information: Proxy Shares Outstanding: 30,000,143 shares

	Shares Voted	Percentage Voted

Individuals	25,838,712
Brokers (60 firms)	642,322

Total Shares Voted	26,481,034	88.27%

Proposal for Plan of Final Liquidation and Dissolution

Votes For	Votes Against	Votes Abstain	Percentage Votes For

26,347,790	41,185	92,059	87.83%

It appears that the Plan of Final Liquidation and Dissolution is likely to be approved as of November 14, 2006 by a majority of stockholders. Various steps under Delaware law to implement such Plan will follow thereafter.
1

SITI-Sites.com, Inc. Statement of Net Assets in Liquidation (Amounts in thousands)

	September 30, 2006 (Unaudited)	March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$266	$4,925
Receivables and other assets	1	1

Total current assets	267	4,926

Total assets	$267	$27

Liabilities
Current Liabilities
Dividend Payable	$—	$4,504
Accounts payable and accrued liabilities	12	20

Total current liabilities	12	4,574

Total liabilities	12	4,574

Commitments and contingencies	—	—

Net Assets in Liquidation	$255	$352

See accompanying notes to consolidated financial statements.
2

SITI-Sites.com, Inc. Statement of Changes in Net Assets in Liquidation

Three months ended	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)

(Amounts in thousands)

Net (liabilities) assets in liquidation beginning of period	$316	$(75)
Additions to net assets in liquidation:
Contribution of management’s services and rent	39	38
Interest Income	3	—
Other Income	4	—
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(107)	(83)

Net (liabilities) assets in liquidation at end of period	$(255)	$(115)

SITI-Sites.com, Inc. Statement of Changes in Net Assets in Liquidation

Six months ended	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)

(Amounts in thousands)

Net assets in liquidation beginning of period	$352	$8
Additions to net assets in liquidation:
Contribution of management’s services and rent	77	76
Interest Income	11	—
Other Income	4	—
Issuance of common stock	—	180
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(189)	(379)

Net assets in liquidation at end of period	$(255)	$(115)

See accompanying notes to consolidated financial statements.
3

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

                Asset Liquidation.  For a full discussion on Management’s plan for liquidation, refer to the Form 10-K for 2005, incorporated herein by reference. A liquidating dividend was paid to shareholders in April, 2006 as a result of certain litigation described at Item 3 hereof, amounting to $4.5 million at $.15 per share to each shareholder. On September 13, 2006, the Company’s board of directors adopted a formal Plan of Final Liquidation and Dissolution, to be effected under Delaware law, subject to approval of the Company’s stockholders. In October, 2006, SITI prepared and filed a preliminary form of Proxy Statement under Section 14 (a) of the Securities Exchange Act of 1934 with the SEC. The preliminary Proxy Statement contemplates a special meeting of stockholders and a vote on a Plan of Final Liquidation and Dissolution (the “Plan”) being held November 14, 2006.

                Financing.  For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2006, refer to the Form 10-K for 2005 and 10-K for 2006, incorporated herein by reference.

          The several other business risks to the stockholders providing financing described in all prior filings, are also continuing. Those risks were increased by the ongoing cash costs of the patent recovery litigation, which were paid in full from settlement proceeds and prior financings. Some legal expenses will continue for a substantial period to monitor the settlement, and to cover legal costs of special corporate activity and attempts to create additional value in the patent rights where the Company has become a creditor under the settlement. See Item 3. below. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Schaaf & Jacobson for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See “Litigation” and “Subsequent Event” regarding recent settlement.

          The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, was active in the lengthy investigation in the suit. He spent substantial time working closely with litigation counsel as this matter continued into motions, trial preparation and settlement. Mr. Powers decided that he would not seek or receive any attorneys’ fees for his work in the litigation at its conclusion by a settlement in January 2006, although entitled to do so. He concluded this waiver of any attorney fees through such date would serve the best interests of the corporation. He will be charging reasonable attorney fees for his legal work since the settlement, and $35,000 was charged through September 30, 2006.

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                Accounts payable and accrued liabilities were comprised of the following:

	September 30, 2006	March 31, 2006

	(Amounts in thousands)

Accrued professional fees	$—	$50
Accounts payable and accrued Expenses	12	20

	$12	$70

4.   SUBSEQUENT EVENT

                On October 20, 2006, the Company began mailing of the October 2006 Proxy Statement, incorporated herein by reference. The Proxy Statement contemplates a special meeting of stockholders and a vote on a Plan of Final Liquidation and Dissolution (the “Plan”) as of November 14, 2006. See Material Recent Event at page 1 hereof.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND STATUS OF LIQUIDATION

          THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, INCLUDING, BUT NOT LIMITED TO STATEMENTS RELATED TO BUSINESS OBJECTIVES AND STRATEGY OF THE COMPANY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY’S INDUSTRY, MANAGEMENT’S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY THE COMPANY’S MANAGEMENT. WORDS SUCH AS “ANTICIPATES,” “EXPECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED, FORECASTED, OR CONTEMPLATED BY ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL EVENTS OR RESULTS TO DIFFER MATERIALLY INCLUDE, AMONG OTHERS, THOSE RISK FACTORS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED MARCH 31, 2006. GIVEN THESE UNCERTAINTIES, INVESTORS

ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE ANNUAL REPORTS ON FORM 10-K, OTHER QUARTERLY REPORTS ON FORM 10-Q, ANY CURRENT REPORTS ON FORM 8-K AND THE OCTOBER 2006 PROXY STATEMENT.

Overview

          All of the Company’s operations prior to January 1, 2002 are discontinued operations and the Company adopted the liquidation basis of accounting, effective January 1, 2002. (See Status of Liquidation).

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2006 the Company had net assets of approximately $255,000. As of September 30, 2006 the Company’s total assets were $267,000, represented solely by cash. During the six months ended September 30, 2006, the Company incurred approximately $189,000 in operating expenses consisting primarily of management’s contribution of services and officer’s salaries of approximately $72,000 as well as approximately $42,000 in legal fees associated with the Company’s recent litigation. Other costs included transfer agent fees of approximately $23,000. The Company recorded a charge of approximately $15,000 for management’s contribution of rent. SITI incurred approximately $19,000 in taxes for the six months ended September 30, 2006. The remaining other fees of approximately $18,000 pertained to costs incurred for the preparation of the Company’s tax returns as well as miscellaneous costs associated with Company’s SEC filings for the six months ended September 30, 2006.

          As of September 30, 2005 the Company had net liabilities of approximately $115,000.

          As of September 30, 2005 the Company’s total assets were $7,000, represented solely by cash. During the six months ended September 30, 2005, the Company paid approximately $379,000 in operating expenses consisting primarily of legal costs of approximately $279,000 associated with the Company’s then current litigation. (See “Litigation”). Furthermore, management’s contribution of their services and rent totaled approximately $76,000. Other costs included transfer agent fees and salaries to one employee of approximately $10,000 each, respectively. The remaining other fees of approximately $4,000 pertained primarily to general office expenses for the six months ended September 30, 2005.

          As of September 30, 2005, the Company’s had approximately $122,000 in liabilities. Approximately $110,000 of such liabilities were to the Company’s Chairman/CEO for advances to the Company to cover its legal costs. Approximately $12,000 were accrued as of September 30, 2005 for the Company’s attorney. Management, primarily the Chairman/CEO, continued to work without any cash compensation. Management further continued to use personal offices to continue its plan. As a result, of this contribution, the Company charged-off approximately $78,000 to compensation and rent for the six months ended September 30, 2005.

LIQUIDATION BASIS OF ACCOUNTING

          The condensed consolidated financial statements for the three and six months ended September 30, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

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

RISK FACTORS

          See the Company’s Annual Report on Form 10-K , “Item 1 - Risk Factors That May Affect the Company’s Business, Future Operating Results and Financial Condition.” See further the October 2006 Proxy Statement incorporated by reference herein, which describes future risks during the Company’s Plan of Final Liquidation and Dissolution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s market risk disclosures set forth in its fiscal 2006 Annual Report filed on Form 10-K have not changed significantly. But trading in its common stock will terminate in the next several weeks as the Plan of Final Liquidation and Dissolution goes forward after November 14, 2006, as described in the October 2006 Proxy Statement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                Reference is made to “Part I. Financial Information” in the June 2006 10-Q, Item 2 “Litigation” as to a civil suit pending until March, 2006 and earlier matters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

The Company filed Form 8-K announcing the Company’s filing of a Proxy Statement under Section 14 (a) of the Securities Exchange Act of 1934 with the SEC now incorporated herein in definitive form by reference as the October 2006 Proxy Statement.
9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:    November 14, 2006

SITI-SITES.COM, INC.

By	/s/ Lawrence M. Powers
Lawrence M. Powers Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Toni Ann Tantillo
Toni Ann Tantillo Chief Financial Officer, Vice President, Secretary and Treasurer
10