Form 10-Q
period 2006-12-31
SITI-SITES COM INC
filed 2007-02-15
CIK 812551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

Commission File Number 0-15596

SITI-SITES.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-1940923
(State of incorporation)	(I.R.S. Employer Identification No.)

111 Lake Avenue, Tuckahoe, New York	10707
(Address of Executive Office)	(Zip Code)

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
YES ☒ NO ☐

As of February 13, 2007, the registrant had 3,602 former stockholders (individuals and firms) who had formerly held 30,000,143 former shares of its Common Stock outstanding, par value $.001 per share. Registrant has been in dissolution since December 20, 2006, when trading was terminated. All outstanding shares have been cancelled in exchange for a 2006 liquidating dividend, together with any subsequent liquidating dividends that may occur. See Material Recent Event – Plan of Final Liquidation and Dissolution.

The following documents are incorporated herein by reference:

(1)	Quarterly Report to security holders on Form 10-Q for the quarter ended September 30, 2006 (“September 2006 10-Q”);

(2)	Quarterly Report to security holders on Form 10-Q for the quarter ended June 30, 2006 (“June 2006 10-Q”);

(3)	Annual Report to security holders on Form 10-K for the year ended March 31, 2006 (the “Form 10-K for 2006”);

(4)	Annual Report to security holders on Form 10-K for the year ended March 31, 2005 (the “Form 10-K for 2005”);

(5)	Annual Report to security holders on Form 10-K for the year ended March 31, 2004 (the “Form 10-K for 2004”); and

(6)	Annual Reports to security holders on Form 10-K for the years ended March 31, 2003 and 2002 describing the pending plan of liquidation (the “Forms 10-K for 2003 and 2002”)

SITI-SITES.COM, INC.

FORM 10-Q

DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Information

Material Recent Event – Plan of Final Liquidation and Dissolution	1

Statement of Net Assets in Liquidation at December 31, 2006 (Unaudited) and March 31, 2006	3

Statement of Changes in Net Assets (Liabilities) in Liquidation (Unaudited) for the Three and Nine Months Ended December 31, 2006 and December 31, 2005	4

Notes to Condensed Financial Statements (Unaudited); Subsequent Event	5

Item 2. Management’s Discussion and Analysis of Financial Conditionand Status of Liquidation	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8-K; Form 15	10

PART I.	FINANCIAL INFORMATION

Material Recent Event – Plan of Final Liquidation and Dissolution

On November 14, 2006, shareholders of Siti-Sites.com, Inc, (the “Company”) were asked to consider and act upon a formal Plan of Final Liquidation and Dissolution (the “Plan”) to be effectuated under Delaware law. The Company has been in liquidation continuously since December 2001, described in annual reports on Form 10-K and quarterly reports since that date.

The October 2006 Proxy Statement sent to stockholders is incorporated by reference into this Form 10-Q, and contains information on the Plan together with financial statements of the Company throughout 2006. It is readily available on the Internet as filed with the SEC in definitive form, and some 11,600 printed copies of the October 2006 Proxy Statement have been mailed to stockholders of record and representative brokerage firms, institutional holders and trustee holders of the Company’s stock. The stockholders of record were 3,602 individuals and firms. Representatives of stockholders received 9,500 copies of such Proxy Statement to be distributed through their representatives, for a total of 13,000 Proxy Statements distributed by the Company.

Voting by Proxy A majority vote by stockholders of record as of October 20, 2006 was required for approval.

11/13/06
Shares Information:	Proxy Shares Outstanding:	30,000,143 shares

	Shares Voted	Percentage Voted

Individuals	25,838,712
Brokers (60 firms)	642,322

Total Shares Voted	26,481,034	88.27%

Proposal for Plan of Final Liquidation and Dissolution

Votes For	Votes Against	Votes Abstaining	Percentage Votes For

26,347,790	41,185	92,059	87.83%

The Plan of Final Liquidation and Dissolution was approved as of November 14, 2006 by a majority of stockholders. Various steps under Delaware law have followed under such Plan, promptly implemented by a dissolution made effective December 20, 2006 and cessation of trading as of such date.

The Delaware division of corporations and franchise taxes recently confirmed to Siti that Siti’s payments and Dissolution filings were in order.

Continuation for Future Liquidating Distributions

Siti will not henceforth conduct business in any capacity. But the corporation will remain in continuing existence after the effective date of dissolution solely for purposes of collecting on all sums due and owing to it and for purposes of bringing suit or defending any claims against it, for at least three years. Such three years is subject to further extension if remaining sums are receivable; or if any future obligations become due and payable. No obligations are presently known to exist that Siti has not paid or provided for. This procedure continuing as long as reasonable necessary beyond three years is embodied in Sections 278 and other provisions of the Delaware General Corporation Law for purposes of suit and winding up of corporate affairs. It was explained in the Plan and the related Proxy Statement
1

Cancellation of Shares in Liquidation

                The Plan provides for cessation of trading by prompt cancellation of all outstanding shares after the Plan’s effective date. Further trading in the shares of Siti ceased on Wednesday, December 20, 2006, the operative date of the Dissolution. This date is also the Record Date for former stockholders as to their future entitlement, per share formerly owned, as to any liquidating distributions in future years. This was in an announcement constituting specific published notice of cessation of trading to former stockholders and to market-makers for SITN.PK, completing several earlier published notices thereof. The shares of stock are not freely transferable thereafter. Future distribution of liquidating dividends on their former stock, if any, will be made only to stockholders of record as of December 20, 2006 or their successors by inheritance, succession or otherwise, as per the Plan.

                The Plan provides for cancellation of all outstanding shares of Siti, in exchange for the $.15 per share liquidating distribution to stockholders made in 2006 and any liquidating distributions in future years, resulting from a recent patent litigation settlement. A net amount of $6,700 further has recently been received by Siti under the settlement (as reduced one-third by fees owed to Siti’s special litigation counsel). But material additional settlement sums, justifying the expenses of another liquidating distribution to former stockholders of Siti, appear to be 15 months to two years into the future, if then. However, they may become possible during the extensive life of the patent portfolio involved (expiring at various times as to each patent from 2009 through 2021). Siti is a contingent creditor of the company owning the patents. The Plan covers all such distributions, if any, making each former Siti stockholder after December 20, 2006 entitled to future liquidating dividends pro-rata per share, in accordance with his former share ownership. Such status will apply to each liquidating distribution which becomes feasible, after payment or provision for Siti’s costs of collection, administration, taxes, unforeseen expenses and any new creditor claims (not now anticipated) that may hereafter arise.

                The cash amounts distributed to shareholders in liquidation of Siti in 2006 or hereafter distributed to shareholders, if any, shall be deemed and treated as being in full payment in exchange for the stock of Siti pursuant to Section 331 of the U.S. Internal Revenue Code. The list of former Siti shareholders of record as of December 20, 2006 (the last date for securities trading) shall be used thereafter solely to determine their pro rata entitlement per share to any future cash payments under the Plan that may become possible. The stock transfer agent (American Stock Transfer & Trust Company) is preparing record lists for Siti’s future use in handling any future cash payments in liquidation under the Plan that may become possible. Siti notes that there has been very little volume of trading in its shares in the “Pink Sheets” (generally at $.05 per share) since September, 2006 after announcing the Plan. Siti has been telephonically advised by Pink Sheets LLC, that market makers were expected to voluntarily terminate trading as of December 20, 2006 under their individual, existing practices, and trading has been negligible since that date.

                The cancelled stock certificate of each former stockholder shall be the primary source of its, or its successor owner’s right to receive any future liquidating dividend payments. Other details of the Plan and its economic and federal tax impact on both Siti and its stockholders are described in the Proxy Statement sent to stockholders commencing October 20, 2006, and still available on the Internet as an SEC document duly filed by Siti.

                The Company is filing on SEC Form 15, Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under Sections 13 and 15 (d) of such Act. This form 10-Q is expected to be the last such report filing on behalf of the Company. Future liquidating distributions if any, will be handled in accordance with the Plan and Delaware law. The Company intends to publish public notices on the Internet to former stockholders in connection with any future liquidating distributions that may become possible, summarizing liquidation proceeds and expenses since its last announcement, when a material amount is received or accumulated from a series of receipts. No such receipts are anticipated before 2008.

2

SITI-Sites.com, Inc.
Statement of Net Assets in Liquidation
(Amounts in thousands)

	December 31, 2006 (Unaudited)		March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$216		$4,925
Receivables and other assets	1		1

Total current assets	217		4,926

Total assets	$217		$4,926

Liabilities
Current Liabilities
Dividend Payable	$—		$4,504
Accounts payable and accrued liabilities	78		70

Total current liabilities	78	(1)	4,574

Total liabilities	78		4,574

Commitments and contingencies	—		—

Net Assets in Liquidation	$139		$352

See accompanying notes to consolidated financial statements and. (1) See Note 1, “Financing” re additional liabilities not yet billed
3

SITI-Sites.com, Inc. Statement of Changes in Net Assets in Liquidation

Three months ended	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)

(Amounts in thousands)

Net assets in liquidation beginning of period	$255	$(115)
Additions to net assets in liquidation:
Interest Income	2	—
Other Income	10	—
Contribution of management’s services and rent	39	39
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(167)	(88)

Net assets (liabilities) in liquidation at end of period	$139	$(164)

SITI-Sites.com, Inc. Statement of Changes in Net Assets in Liquidation

Six months ended	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)

(Amounts in thousands)

Net assets in liquidation beginning of period	$352	$8
Additions to net assets in liquidation:
Contribution of management’s services and rent	116	115
Interest Income	13	—
Other Income	14	—
Issuance of common stock	—	180
Reductions to net assets in liquidation:
Operating expenses and accrual of estimated costs	(356)	(467)

Net assets (liabilities) in liquidation at end of period	$139	$(164)

See accompanying notes to consolidated financial statements.
4

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Siti-Sites.com, Inc., a Delaware corporation (referred to as “SITI” or the “Company”) previously operated as an Internet media company with three websites for the marketing of news and services. The Company’s websites related entirely to the music industry. SITI incurred losses continuously from their inception in 1999. As a result, the Company commenced procedures to prepare to liquidate its assets effective January 1, 2002.

                Asset Liquidation.  For a full discussion on Management’s plan for liquidation, refer to the Forms 10-K for 2006 – 2004 (and back to 2002), deemed incorporated herein by reference. A liquidating dividend was paid to shareholders in April, 2006 as a result of certain litigation described at Item 3 hereof, amounting to $4.5 million at $.15 per share to each shareholder. It was the first liquidation dividend that became possible. On September 13, 2006, the Company’s board of directors adopted a formal Plan of Final Liquidation and Dissolution, to be effected under Delaware law. In October, 2006, SITI filed a preliminary form of Proxy Statement under Section 14 (a) of the Securities Exchange Act of 1934 with the SEC. The preliminary Proxy Statement contemplated a special meeting of stockholders and a vote on a Plan of Final Liquidation and Dissolution (the “Plan”) held November 14, 2006. Such meeting was held and a majority vote to liquidate and dissolve was obtained, which was completed by December 20, 2006.

                Financing.  For a full discussion on the Company’s financing up to and including the fiscal year ended March 31, 2006, refer to the Form 10-K for 2005 and 10-K for 2006, incorporated herein by reference.

                Risks to large stockholders who provided such financing were increased by the ongoing cash costs of the patent recovery litigation, ultimately paid in full from settlement proceeds and prior financings. Some legal expenses will continue for a substantial period to monitor the settlement, and to cover legal costs of special corporate activity and attempts to create additional value in the patent rights where the Company has become a creditor under the settlement. See Item 3. below. The future risks to all shareholders further include a “one-third contingent fee agreement”, based solely on results achieved, with Special Litigation Counsel, Green, Jacobson and Butsch, P.C. for handling the litigation through trial and appeal. This arrangement, while currently advantageous to the Company, will necessarily reduce any net proceeds to the Company from the litigation. See “Litigation” and “Subsequent Event” regarding the 2006 settlement.

                The Company’s Chairman/CEO Powers, who is also General Counsel to the Company, was active in the lengthy investigation in the suit. He spent substantial time working closely for three years with litigation counsel as this matter continued into motions, trial preparation and settlement. Mr. Powers decided that he would not seek or receive any attorneys’ fees for his work in the litigation at its conclusion by a settlement in January 2006, although entitled to do so. He concluded this waiver of any attorney fees through such date would serve the best interests of the corporation. He is charging reasonable attorney fees for his legal work since the settlement, and $35,000 was charged through September 30, 2006. As of February 2007, his estimated unbilled fees since September 30, 2006 are approximately $35,000 plus an estimated $15,000 in unreimbursed costs advanced by him in 2006.

                Audited Financial Statements. As a result of the asset liquidation and reasons discussed below, the Company’s management had determined that it is an “inactive entity” under SEC accounting rules (See also “Form 10-K for 2004, Item 1. Business – Inactive Entity”), and was not therefore required to file audited financial statements. This step conserves working capital. The Company meets all of the criteria as set forth below except as noted:

                (a) Gross receipts from all sources for the fiscal years ended March 31, 2006 and 2005 were not in excess of $100,000, except for a one-time settlement of litigation described at Item 3 below resulting in its first liquidating dividend possible since 2001;

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

                (d) No material change in the business had occurred during the 2005 and 2006 fiscal years, including any bankruptcy, reorganization, readjustment or succession or any material acquisition or disposition of plants, mines, mining equipment, mine rights or leases; and

                (e) No exchange upon which the shares are listed, or governmental authority having jurisdiction, requires the furnishing to it or the publication of audited financial statements.

                (1) During the last two fiscal years, the Company had no source of funding to cover its expenses which were almost entirely audit, stock transfer expenses and litigation expenses. Chairman/CEO Powers, who may be deemed to beneficially own approximately 46% of the Company’s outstanding stock, and other existing investors provided funding to the Company by purchasing “legended” shares and making loans. All of the shares issued were issued for investment. and none of the investors had any intention of selling the stock publicly in the foreseeable future. Such shares are deemed cancelled under the Plan in 2006, in exchange for the first liquidating distribution completed and any future liquidating distribution that may become possible. (See also “Form 10-K for 2005, Item 1. Business – Inactive Entity”)

                The Company is filing on SEC Form 15, Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under Sections 13 and 15 (d) of such Act. This form 10-Q is expected to be the last such report filing on behalf of the Company. Future liquidating distributions if any, will be handled in accordance with the Plan and Delaware law. The Company intends to publish public notices on the Internet to former stockholders in connection with any future liquidating distributions that may become possible, summarizing liquidation proceeds and expenses since its last announcement, when a material amount is received or accumulated from a series of receipts. No such receipts are anticipated before 2008.

                (b) CHANGE TO LIQUIDATION BASIS OF ACCOUNTING

                During the quarter ended December 31, 2001, the Company decided to liquidate its operations and adopted the liquidation basis of accounting effective January 1, 2002. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows, is eliminated. However, the prior year’s financial statements for the comparable quarter were presented, since the Company did not adopt this method of accounting until January 1, 2002. The Company reported under the liquidation basis of accounting in all fiscal years after such date through 2006 and during the past three fiscal quarters.

                The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock (now cancelled) has generally traded. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

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

                Siti’s 2004 complaint alleged that certain defendants wrongfully purchased its portfolio of patents on cell-phone and vehicular wireless technology. In response, each defendant denied all liability to Siti as to all claims, and there has been no admission of liability by any defendant. The settlement is a relinquishment of all claims by Siti in exchange for cash in the amount of $7,750,000, and an assignment of a percentage of future gross proceeds, if any, derived from Siti’s former patent portfolio, as enhanced since the purchase. These amounts will be reduced by one-third to cover the contingent fees earned by Siti’s Special Litigation Counsel, Green, Jacobson and Butsch, P.C. of Clayton, Missouri. Siti’s initial net cash recovery was approximately $5,150,000. This net sum was received upon closing of the settlement agreement in March 2006. Loan advances by certain shareholders of $225,000 were repaid, taking the net sum down to $4.9 million.

                All proceeds from the settlement are “non-recurring” in nature. Siti has remained in liquidation since 2002, has no other business and completed its first liquidating dividend distribution to shareholders on 87% of the initial cash proceeds as soon as practicable. The net amount available was $4.5 million, after a provision for remaining litigation costs and working capital. The dividend was allocated pro-rata among shareholders holding approximately 30 million shares, for $.15 per share distributed in this continuing liquidation of Siti. See Item 1 above, Material Recent Event, “Cancellation of Shares in Liquidation”

                Future Proceeds. The assignment to Siti of future Gross Proceeds (if any, and as defined), that are received by the defendant patent holding company (the “Patent Holding Company”) after January 19, 2006, will consist of 15% of the first $10 million in Gross Proceeds, 20% of the next $10 million, and 25% of all Gross Proceeds in excess of $20 million. “Gross Proceeds” means all proceeds received by defendant Patent Holding Company from the entire patent portfolio, before any deduction for defendants’ own counsel fees, costs and expenses of operations, salaries or other distributions to members of defendant Patent Holding Company. Siti is a senior creditor thereof, and claims no ownership interest in the patent portfolio or such Patent Holding Company.

                The portfolio consists of some 20 patents and pending applications (including four early ones that have expired) that cover data and voice connections between computers and cell phones, and roaming across the U.S. and elsewhere with cell phones, personal digital assistants and wireless equipment in vehicles. The latest patents in the portfolio also cover spectrum sharing among various wireless communication networks. The Company’s senior creditor position in future proceeds is documented in filings in the Patent and Trademark Office and in several states under the Uniform Commercial Code. The Company is monitoring its creditor position and endeavoring to work cooperatively with the Patent Holding Company to maximize future proceeds from the portfolio.

                Risk Factors *Siti does not know how much, if any, in future Gross Proceeds are still obtainable from this patent portfolio, and ultimate results are very speculative. Through December 31, 2006, Siti has received an additional $10,000 subject to attorneys’ fees. *Current or future changes in technology on expirations of older patents may affect the patent properties adversely. * Infringement litigation is costly, involves risk to the patent portfolio, and such Patent Holding Company must obtain its own financing. *Siti’s share of future Gross Proceeds is subject to these and other business risks in such Patent Holding Company. *The settlement has been reached after protracted litigation, and requires ongoing monitoring under its disclosure terms by Siti as a creditor. *Under the settlement, Siti cannot exercise any control over licensing or other decisions that could generate or otherwise impact Gross Proceeds. *No assurance can be given that anything more than the initial net cash value in this settlement will be received by Siti. *Future proceeds to Siti are also subject to one-third fees payable to Siti’s Special Litigation Counsel. *There will be accounting, legal collection and shareholder distribution costs in the future. Reserves will be established as Siti’s liquidation continues.

                As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                Accounts payable and accrued liabilities were comprised of the following:

	December 31, 2006		March 31, 2006

	(Amounts in thousands)

Accrued professional fees	$—		$50
Accounts payable and accrued Expenses	78	(2)	20

	$78		$70

                (2) See Note 1, “Financing” re additional liabilities not yet billed estimated at $50,000

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

LIQUIDITY AND CAPITAL RESOURCES

                As of December 31, 2006 the Company had net assets of approximately $139,000. As of December 31, 2006 the Company’s total assets were approximately $217,000, represented solely by cash. During the nine months ended December 31, 2006, the Company incurred approximately $356,000 in operating expenses consisting primarily of management’s contribution of services and officer’s salaries of approximately $110,000 as well as approximately $96,000 in legal fees associated with the Company’s recent litigation. Other costs included transfer agent fees of approximately $43,000. The Company recorded a charge of approximately $22,500 for management’s contribution of rent. SITI incurred approximately $21,000 in taxes for the nine months ended December 31, 2006. The Company incurred approximately $53,000 in fees associated with the shareholder meeting and the dissolution of the Company. The remaining other fees of approximately $11,000 pertained to costs incurred for the preparation of the Company’s tax returns as well as miscellaneous administrative costs associated with Company’s SEC filings for the nine months ended December 31, 2006.

                As of December 31, 2005, the Company had net liabilities of approximately $164,000.

                As of December 31, 2005 the Company’s total assets were $81,000, represented by cash. During the nine months ended December 31, 2005, the Company paid approximately $467,000 in operating expenses consisting primarily of its legal fees and costs associated with its litigation of approximately $309,000 (See “Litigation”). Also, the company incurred stock transfer agent fees and salary to one employee (the Chief Financial Officer) of approximately $18,000 and $13,500, respectively, as well as management’s contribution of their services and rent of approximately $115,000. The only other employee is its Chairman/CEO. The remaining $11,500 represents payroll taxes and general operating expenses for the nine months ended December 31, 2005.

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

LIQUIDATION BASIS OF ACCOUNTING

                The condensed consolidated financial statements for the three and nine months ended December 32, 2006 were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted. Since the Company is in liquidation without continuing operations, the need to present quarterly Statements of Operations and Comprehensive Loss as well as a Statement of Cash Flows is eliminated.

                The valuation of assets at their net realizable value and liabilities at their anticipated settlement amounts necessarily requires many estimates and assumptions. In addition, there are substantial risks and uncertainties associated with carrying out the liquidation of the Corporation’s existing operations. The valuations presented in the accompanying Statement of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the net realizable values of assets and costs associated with carrying out the dissolution and liquidation plan based on the assumptions set forth below. The actual values and costs are expected to differ from the amounts shown herein and could be greater or lesser than the amounts recorded. Accordingly, it is not possible to predict the aggregate amount that will ultimately be distributable to shareholders and no assurance can be given that the amount to be received in liquidation will equal or exceed the net assets in liquidation per share in the accompanying Statement of Net assets in Liquidation or the price or prices at which the Common Stock (now cancelled) has generally traded. Note that as of December 20, 2006, the Plan and related Dissolution went into effect, trading was deemed terminated and all outstanding shares are deemed cancelled in exchange for any liquidating distribution in 2006 or thereafter, if any. The cautionary statements regarding estimates of net assets in liquidation set forth in the Forward-Looking Statements portion of this report are incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                The Company’s market risk disclosures set forth in its fiscal 2006 Annual Report filed on Form 10-K have not changed significantly. But trading in its common stock terminated on December 20, 2006 as the Plan of Final Liquidation and Dissolution was completed after November 14, 2006, as described in the October 2006 Proxy Statement.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                Reference is made to Note 2 to Financial Statements as to Siti’s civil suit pending since April, 2004 through March, 2006 in New York State Supreme Court in New York County, described in earlier filings under the Securities Exchange Act of 1934 on Forms 10-K and 10-Q. The case was settled on the eve of trial on January 20, 2006 and settlement documents completed by March, 2006. A summary of the terms of settlement is set forth in such Note 2.

                As of the date of this report the Company knows of no pending or threatened legal actions against the Company that would have a material impact on the operations or financial condition of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K; FORM 15.

A.	Exhibits

Exhibit 31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002.
10

B.	Reports on Form 8-K

The Company filed Form 8-K announcing the Company’s filing of a Proxy Statement under Section 14 (a) of the Securities Exchange Act of 1934 with the SEC now incorporated herein in definitive form by reference as the October 2006 Proxy Statement.

C.	An SEC Form 15, filed herewith shall be deemed incorporated by reference into this Form 10-Q. Such Form 15 is summarized above under Part I Financial Information, “Cancellation of Shares in Liquidation.”
11

Item (C) Exhibit to Form 10-Q filed herewith

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 15

                CERTIFICATION AND NOTICE OF TERMINATION OF REGISTRATION UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT OF 1934 OR SUSPENSION OF DUTY TO FILE REPORTS UNDER SECTIONS 13 AND 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-15596

SITI-SITES.COM, INC. CIK# 0000812551

(Exact name of registrant as specified in its charter)

111 LAKE AVENUE, TUCKAHOE, NY 10707 tel. number 212-925-1181 (CHIEF FINANCIAL OFFICER)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

COMMON STOCK, .0001 PAR VALUE

(Title of each class of securities covered by this Form)

NONE

(Titles of all other classes of securities for which a duty to file reports under section 13(a) or 15(d) remains)

Registrant has placed an X in the box(es) to designate the appropriate rule provision(s) relied upon to terminate or suspend the duty to file reports:

*SEE FORM 10-Q FILED HEREWITH re: 2006 cancellation of all outstanding shares in exchange for liquidating dividends

Rule 12g-4(a)(1)(i)	☐		Rule 12h-3(b)(1)(i)	☐		Rule 15d-6 ☒ (1)
Rule 12g-4(a)(1)(ii)	☒	(1)	Rule 12h-3(b)(1)(ii)	☒	(1)
Rule 12g-4(a)(2)(i)	☐		Rule 12h-3(b)(2)(i)	☐
Rule 12g-4(a)(2)(ii)	☐		Rule 12h-3(b)(2)(ii)	☐

(1)	Plan of Final Liquidation and Dissolution: now less than 500 Holders of record; less than $10,000,000 in assets in 2006, 2005 and 2004, and in 2003 and 2002 as well.

Approximate number of former holders of record (ALL SHARES CANCELLED) as of the certification or notice date: 3,602 individuals and firms; their sole status remains as claimants on future liquidation dividends, if any. See Form 10-Q filed herewith, Part 1. “Material Recent Event – Plan of Final Liquidation and Dissolution”

Pursuant to requirements of the Securities Exchange Act of 1934 SITI-SITES.COM, Inc. has caused this certification/notice to be signed on its behalf by the undersigned duly authorized person.

Date: February 14, 2007	By:	/s/ Lawrence M. Powers
Chairman of Board and Chief Executive Officer (tel. number 201-567-4904)
12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated:    February 14, 2007

SITI-SITES.COM, INC.

By	/s/ Lawrence M. Powers

Lawrence M. Powers Chief Executive Officer and Chairman of the Board of Directors

By	/s/ Toni Ann Tantillo

Toni Ann Tantillo Chief Financial Officer, Vice President, Secretary and Treasurer
13